Form 10-K
period 2008-05-31
Ads in Motion, Inc.
filed 2008-08-22
CIK 1403243

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2008

                        Commission file number 333-143935


                               Ads in Motion, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                                95-4856713
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                               4139 Corral Canyon
                                 Bonita CA 91902
                       (619) 200-6769 Fax: (619) 267-0452
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

                               Edward F. Myers III
                               ADS IN MOTION, INC.
                               4139 Corral Canyon
                                 Bonita CA 91902
                     Phone (619) 200-6769 Fax (619) 421-2653
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 31, 2008, the registrant had 9,530,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 31, 2008.

                               ADS IN MOTION, INC.
                                TABLE OF CONTENTS
                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                           3
Item 1A. Risk Factors                                                       7
Item 2.  Properties                                                        10
Item 3.  Legal Proceedings                                                 10
Item 4.  Submission of Matters to a Vote of Securities Holders             10

                              Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                 10
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             11
Item 8.  Financial Statements and Supplementary Data                       14
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                              23
Item 9A. Controls and Procedures                                           23

                             Part III

Item 10. Directors and Executive Officers                                  23
Item 11. Executive Compensation                                            24
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   25
Item 13. Certain Relationships and Related Transactions                    25
Item 14. Principal Accounting Fees and Services                            26

                              Part IV

Item 15. Exhibits                                                          26

Signatures                                                                 27

                                     PART I

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

GENERAL INFORMATION

Ads in Motion was incorporated in Delaware on April 4, 2001. Our address and telephone numbers are 4139 Corral Canyon, Bonita CA 91902; (619) 200-6769, Fax
(619) 421-2653. Ads in Motion is using the concept of an advertising service for businesses within a more-than-one-story office building to display promotional advertising on a TV monitor inside the building's elevators. A TV screen mounted inside a passenger elevator has an immediate captive audience and the advertising would principally be for businesses or professional offices within that building. Only a test installation has taken place. The Company is also developing advertising on a mobile van. The Van displays a video screen and may be seen while traveling from place to place. The advertising on the screen may be changed at will.

We are a development stage company with no revenues or profits. Our fiscal year end is May 31st.

As of May 31, 2008 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 9,530,000 common shares issued and outstanding as of May 31, 2008.

BUSINESS DEVELOPMENT

Ads in Motion was incorporated in Delaware on April 4, 2001. Our address and telephone numbers are 4139 Corral Canyon, Bonita CA 91902; (619) 200-6769, Fax
(619) 421-2653. Our fiscal year-end is May 31st.

Ads In Motion has no revenues and limited operations. We have sustained losses since inception, April 4, 2001, to May 31, 2008 of $15,795 and rely solely upon the sale of securities and loans from our corporate officers and directors for funding.

Ads In Motion has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

CORPORATE HISTORY

The Company was incorporated in 2001 as Paradise Yoga Retreat, Inc. to take advantage of several then existing business opportunities. The Company remained relatively dormant until May 2007. Between December 7, 2005 and May 9, 2007 Edward F. Myers II was president of Paradise Yoga Retreat, Inc., now renamed Ads in Motion, Inc. He resigned when new management was elected on May 9, 2007.

Edward F. Myers II originated the idea of advertising in elevators and established a corporation known as "Up & Down Video, Inc." and attempted to employ that business plan. He contacted long time friends Gene and Anita Hill and asked if they would help with the project. They agreed to become officers and directors of the newly formed company. Anita Hill is an expert in word processing and helped with the preparation of the required documents. Gene Hill is an expert in cable video of the type to be used in the elevators.

Subsequently when Edward F. Myers III came to Edward F. Myers II with the idea of video advertising on moving vehicles Edward F. Myers II suggested that Edward
F. Myers III start a new company for the purpose of raising capital and operating the business. Edward F. Myers II further suggested that Edward F. Myers III approach family friends for further assistance and technical advice. He further suggested that if the Hill's had no objections he would utilize the general format of Up & Down Video, Inc. for Ads in Motion. The Hill's agreed to serve as officers and directors and technical advisors of the new project. Edward F. Myers III then established Ads in Motion, Inc. for the implementation of this venture. Edward F. Myers III sought out another old family friend, Mr.
S. Douglas Henderson, whom he had known for over 20 years. He further requested assistance for the financing of the Company and the operation of some further activities. Mr. Henderson agreed to provide Edward F. Myers III with the requested assistance. Edward F. Myers III took on the role of company manager and head of sales and marketing.

As of October 2007 Gene and Anita Hill have resigned as officers and directors of Ads in Motion. Mr. Hill has been retired for several years, Mrs. Hill has recently retired. Edward F. Myers III has since been elected as a director and president of Ads in Motion, Inc. Beginning in June of 2007 Edward F. Myers III began serving as general manager of the Company and has been instrumental in the development of the Company's beta test sites.

Ads in Motion does not have sufficient cash resources to operate at the present level of expenditure for the next 12 months. We estimate that we will need a minimum of $5,000 to keep the Company in operation for an additional 12 months. As of May 31, 2008 the Company had a cash balance of $2,952. We have an outstanding loan from a related party for $$9,000, this loan is at six percent interest with principal and interest all due on May 7, 2010. Ads in Motion may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful. The Company has no specific plans at present for raising additional capital.

In the next 12 months, Ads in Motion will pursue arrangements for the sale of its services. Revenues are expected late 2008, but no assurance can be given. A manufacturing source for the mounting brackets for elevators and the monitors has been found, and pricing and availability is being investigated. Flat-screen TVs are readily available. The holding frame to be installed in the vehicle has been built by a local fabricator and a prototype installed. Ads in Motion purchases the video screens systems for elevators from Ceiva, Inc. Initial placement of these services in appropriate outlets will take place in the third quarter of 2008 in San Diego County as a starting location.

NATURE OF SERVICE

The concept of elevator advertising is not completely new but has not, to the company directors' knowledge, been developed for general use in a typical city office building in San Diego County.

The concept of a flat screen in the rear of a traveling van with still "slide" advertising digitally produced, has, as far as the directors' know, not been produced or marketed.

Ads in Motion would install a TV monitor (with permission and cooperation from building manager and elevator maintenance company), and would secure and maintain that monitor. If there is more than one elevator in a building, more than one installation could take place.

The company would be responsible for soliciting advertising copy and pictures, if appropriate, from the businesses in the building, as well as national advertisers. The number of times the ad would run, how long, and the cost are still negotiable and flexible and under study by the Company.

Ads in Motion would then design an attractive short ad and produce it for viewing on the monitor. Timers would be set for duration of exposure. Ads could be changed on a daily basis, if needed. The ads can be changed by Ads in Motion over the Internet using a secure code.

Per-minute rates and repetitions have yet to be determined. Ads would be viewed many times in a day, repeating for a continual flow of passengers.

Ads in Motion has one commissioned salesperson who operates as an independent contractor. This salesperson will receive 10% of the gross value of any contract which they have signed.

Ads in Motion has permission to install a system in a small two-story office building in Chula Vista, California. The tenants of the office building are mostly physicians, and there is a pharmacy on the ground floor.

To market the vehicle advertising, businesses will be solicited for a certain number of times their display is shown per day. The company will work with the business client to produce eye-catching wording with the flexibility of daily specials, special events or hours, entertainment figures, and a number of other possibilities. These ads would be controlled by a laptop computer in the van and would be mobile, especially in the evening hours when the ads would be more noticeable.

We are preparing a market study with inquiries to appropriate types of businesses as to their opinion of the usefulness and marketability of this service. This market study is being done by Ads in Motion, without outside independent assistance. An initial prototype has been installed in the elevator at a medical office building in Chula Vista, California. The service is not commercially viable at this time.

COMPETITION

When the company founders conceived the idea, they observed and inquired as to a similar service available to consumers in San Diego, California. No such service was found. It has been observed by a company shareholder that such a service is available in British Columbia, Canada.

While somewhat similar mobile advertising has been observed, this precise concept and its large variety of possible changes has not been observed, nor has the existence of any such service.

A company in San Diego, California, has announced that it will start pulling large inflatable signs behinds boats in San Diego Bay, starting in the Summer of 2007. The Company does not see this as direct competition.

SOURCES AND AVAILABILITY OF RAW MATERIALS

A manufacturing source for the mounting brackets for elevators and the monitors has been found, and pricing and availability is being investigated. Flat-screen TVs are readily available. The holding frame to be installed in the vehicle has been built by a local fabricator and a prototype installed. Ads in Motion purchases the video screens systems for elevators from Ceiva, Inc.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We will not depend on any one or a few major customers.

PATENTS AND TRADEMARKS

We have not applied for copyright, trademark or patent protection. We will continue to assess the needs for such protection in the future.

GOVERNMENT CONTROLS, APPROVAL AND LICENSING REQUIREMENTS

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have expended no funds for research and development costs since inception.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We are not aware of any environmental regulations that could directly affect our operations, but no assurance can be given that environmental regulations will not, in the future, have a material adverse impact on our business.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

All activities are carried out by the officers and directors. The Company has one salesperson who operates as an independent contractor and receives 10% of any contract for which he is responsible.

REPORTS TO SECURITY HOLDERS

We will voluntarily make available an annual report including audited financials on Form 10-K to security holders. We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding Ads In Motion and filed with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

(1) Ads in Motion is a start-up company and subject to all the risks of a new business, thus risks to the investor.

     The company is very small and only recently has it begun exploring development of these two types of services and their desirability for advertisers. Since the concepts are relatively new, very little is known of their feasibility or potential revenues. Because we are just starting the development, the investor is at risk that this new business will not be able to make a profit, or take a very long time to accomplish that.

(2) Lack of experience in the advertising business may result in unsatisfactory management resulting in little or no profits.

     No history in operating an advertising service may risk investor funds due to the inexperience of the officers and directors who are making business decisions. This lack of experience may result in an inability to run a successful business. There is no assurance that Ads in Motion will ever produce earnings.

(3) Additional funds may be needed and may not be able to be raised, resulting in the company being unable to operate.

     The balance sheet for the year ended May 31, 2008, shows a stockholders' equity of negative $5,676 and working capital of only $2.952. However the Company has secured a long term loan for $9,000. We do not have sufficient funds for the next 12 months of operations. Thus, we may need to raise additional capital, and there is no assurance that we will be able to raise sufficient capital for continuing needs.

     While Ads in Motion intends to sell its services to existing office buildings in the San Diego County area and other businesses which might benefit from mobile ads and will have minimal related costs, there is no assurance of sufficient advertising revenues to make a viable business. There can be no assurance that we will be successful in achieving the objectives.

     The management of Ads in Motion intends to pursue its business plan fully, but if the business proves unfeasible, or sufficient monies cannot be raised, the company's management and major shareholders may pursue a new business plan or partner with another company, if they feel it is in the best interests of the shareholders. The minority shareholders will not have a vote in this decision.

     As of this date, Ads in Motion product and service line is only a concept with an experimental location and an experimental mobile facility. No contracts have been signed with building managers or business owners, and there is no assurance that contracts will be forthcoming. A monitor has been installed in an elevator in a small local medical office building and a flat screen monitor has been installed in the rear of a van with computer hookup capability.

(4)  Little Beta testing has been done.

     Prototypes have been produced in one location and on one vehicle. Other office buildings in other cities already display such video advertising in their elevators, though there are none to our knowledge in San Diego. In the case of the mobile advertising by flat screen TV in the rear of a vehicle, somewhat similar advertising has been observed, but they are mechanical in nature and not nearly as flexible as our concept. This type of competition however, may prove more than Ads in Motion can surmount. We have installed a unit in one elevator in one office building. The cost of the advertising has not yet been determined, and it may not be reasonable for businesses or professions to use them or benefit from sufficient exposure. Ads in Motion will rely, at least initially, on its own soliciting of advertisers and may not have sufficient experience to accomplish any sizeable quantity of interested advertisers. If the price of the service cannot be at a competitive level with other sources of advertising, then there could be too few sales and the investor may lose the money invested.

(5)  Our market study may prove incorrect about the desirability of the service.

     The evaluation of the Company's services has been done solely by its officers and directors. No independent analysis or study of its services has been done by anyone engaged by Ads in Motion. The Company has surveyed the office buildings in San Diego, California, and met with three companies which manage high-rise office buildings in San Diego. The investor is at risk if the company's studies have overestimated the service's marketability in the U.S. and as compared to Canada.

     In the case of the mobile advertising concept, no actual market study has been made, except observation that the captive audience traveling by car and forced to observe what is ahead of him in traffic may be an untapped audience.

(6) Potential liabilities from use of displays. We are liable for the safety of passengers in the elevator in relation to the TV monitor and cannot completely guarantee passenger safety at all times, thus the risk of injury and lawsuit. Our vehicles may cause traffic problems for which the Company may be liable.

     Although we cannot foresee any specific dangers, we are not insulated from the possibility of a law suit arising from the existence of our product in an elevator. There may also be a risk of theft of the monitor, though it is the intent to secure it well. The Company presently has no liability or theft insurance coverage. We believe that this is appropriate at present considering the nature of the service and the stage of development. There can be no assurance that this decision will not result in consequent loss to us and, therefore, to the investor.

     In the case of the vehicle advertising, there may be some liability if the visual display is sufficiently distracting as to cause a motorist to not be a safe driver. There may be also in the future legal restrictions on such vehicular advertising.

(7) Ads in Motion is completely dependent on its management for the service development, thus the talent base is very slim.

     The current management is the only personnel available to develop the service, and it is probable that we would not have sufficient capital to hire personnel to continue the development of the service should management for any reason cease or be unable to continue to work. Without personnel to replace officer and director management, the company could not continue to operate. The present management acquired its controlling interest in Ads in Motion on May 9, 2007.

(8) The investor has no say in the management of the company, being unable to rescue the company from failure due to poor management.

     A shareholder "S" Douglas Henderson owns 83% of the company's common stock and will be in a position to continue to control Ads in Motion. Such close control may be risky to the investor because the entire company's operation is dependent on a very few people who could lose their ability, or interest, in pursuing the company's operation.

(9)  No cash dividends are anticipated in the foreseeable future.

     Since Ads in Motion does not anticipate that it will pay dividends, the investor will only profit by the increase in value of his shares. Our profits, if any, during the next several years, will necessarily be used to develop and possibly expand the service lines and business.

(10) There is no market for the common stock, thus investment is very illiquid.

     Even after the distribution of the shares, there is no assurance a market will develop. The common stock will not initially be traded on NASDAQ or any Securities Exchange, which may result in the risk of minimal liquidity of the investment.

(11) Loss of control by common stock shareholders due to Preferred Shareholder rights.

     Rights of preferred shareholders could potentially create an anti-takeover effect, which could be a disadvantage for common stock holders to profit from a possibly lucrative buy-out arrangement. The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock with the rights, preferences, privileges, and restrictions thereof to be determined by the Board of Directors of Ads in Motion. Preferred stock can thus be issued without the vote of the holders of common stock. Rights could be granted to the holders of preferred stock which could reduce the attractiveness of Ads in Motion as a potential takeover target, make the removal of management more difficult, or adversely impact the rights of holders of common stock. No preferred stock is currently outstanding, and we have no present plans for the issuance of any shares of preferred stock.

(12) Lack of a Patent could result in competition.

     We have elected not to pursue a patent at this time until further development of the company's potential is explored. There is risk that the service will be seen and copied and we will lose the competitive edge.

(13) Management's involvement in other companies may result in insufficient time spent to operate a successful business.

     The Company's officers and directors are involved with other businesses. While these businesses are not similar to Ads in Motion, they could compete for management's time and energies. Each officer will be able to spend approximately 4-5 hours per week on this company at this time. This amount of time is deemed sufficient at this time and can be expanded as needed.

ITEM 2. PROPERTIES

Our principal executive office address is 4139 Corral Canyon, Bonita, CA 91902. The principal executive office and telephone number are provided by the president of the corporation at no cost.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended May 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no market established for our common stock.

As of May 31st, 2008, we have 9,530,000 shares of $0.0001 par value common stock issued and outstanding held by 159 shareholders of record.

The stock transfer agent for our securities is Signature Stock Transfer, 2632 Coachlight Court, Plano, TX.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended May 31st, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $15,795 in expenses through May 31, 2008.

The following table provides selected financial data about our company for the year ended May 31st, 2008.

                     Balance Sheet Data:           5/31/08
                     -------------------           -------

                     Cash                          $ 2,952
                     Total assets                  $ 3,996
                     Total liabilities             $ 9,672
                     Shareholders' equity          $(5,676)

On December 7, 2005, Ads in Motion (them named Paradise Yoga Retreats, Inc.) sold 500,000 shares of its common stock to Travers International, Inc. for $100. On May 9, 2007, Ads in Motion sold 8,000,000 shares of common stock to S. Douglas Henderson for a total of $5,000. On May 9 2007, the Company issued 30,000 shares of common stock to Eugene Hill for a business plan. The 30,000 shares were valued at $18.75. On August 31, 2007 the Company sold 1,000,000 shares of its common stock to Edward F. Myers III, the Company's sales manager, for the total amount to $5,000. These sales were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) for sales not involving a public offering.

We incurred operating expenses of $15,654 and $41 for the years ended May 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at May 31, 2008 was $2,952, total assets were $3,996 and outstanding liabilities were $9,000. Our directors have agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, which would include miscellaneous office expenses, bookkeeping and audit fees. There are no formal commitments or arrangements with our directors to advance or loan funds. We are a development stage company and have generated no revenue to date. We estimate our current cash balance of $2,952, along with loans from our director, will be sufficient for office expenses and fees. We anticipate that we will need approximately $5,000 through 2008 or until we are able to receive additional funding or generate revenues. These fees are estimated to be $3,000 for accounting and legal fees and $2,000 for administrative costs.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

The following are the projected future activities of the company in milestone format. The specific timing of each milestone will depend on the ability of Ads in Motion to raise capital, therefore these dates are estimates which may not be met.

MILESTONES:

     1.   Business plan for business was purchased from Eugene Hill.

     2. Installation of an advanced prototype into an elevator was completed in July of 2007. Installation of a flat screen TV in a mobile van was completed also in June 2007. Cost of elevator prototype installation was approximately $700 and the mobile van installation prototype was $1,500.

     3. Initial small market study to be carried out solely by Ads in Motion in November and December 2007.

     4. Development of a service brochure was completed in September 2007. Estimated cost $300. The brochure for vehicles was mailed in December 2007.

     5. Additional market study using brochures planned for late May or early Summer 2008. Cost estimate $300.

     6. Mail brochures to office buildings in San Diego and follow up with telephone interviews by the end of May 2008 - $500. Mail brochures to local businesses in a few suburban neighborhoods and follow up with a demonstration and visit.

     7. Developed list of manufacturers and assess pricing. Determine price, quantity, and delivery - November and December 2007.

     8. Place order for small initial order of equipment - Summer 2008. Cost will depend on information obtained in milestone 7.

     9. Fall of 2008. Market initial service to companies identified in milestones 5 and 6. Cost will depend on information from milestones 5 and 6 as to number of buildings.

     10. Determine future service and sales effort from information gained from initialsales effort. Depending on the size of the market and potential, Ads in Motion may need to obtain addition capital from loans or sale of additional equity.

     11. In May the Company completed publishing its first full color brochure showing the displays on its mobile vans.

In the next 12 months, Ads in Motion will pursue arrangements for the sale of its services. Revenues are expected late 2008, but no assurance can be given. A manufacturing source for the mounting brackets for elevators and the monitors has been found, and pricing and availability is being investigated. Flat-screen TVs are readily available. The holding frame to be installed in the vehicle has been built by a local fabricator and a prototype installed. Ads in Motion purchases the video screens systems for elevators from Ceiva, Inc. Initial placement of these services in appropriate outlets will take place in the third quarter of 2008 in San Diego County as a starting location.

ITEM 8. FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
     * 2667 CAMINO DEL RIO S. PLAZA B * SAN DIEGO * CALIFORNIA 92108-3707 *
       * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Ads In Motion, Inc.

We have audited the accompanying balance sheets of Ads In Motion, Inc. (A Development Stage Company, the "Company") as of May 31, 2008 and 2007 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from April 4, 2001 (inception) through May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ads In Motion, Inc. as of May 31, 2008 and 2007, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang Park
-------------------------------
CHANG G. PARK, CPA

July 15, 2008
San Diego, CA. 92108



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                            As of              As of
                                                                            May 31,            May 31,
                                                                             2008               2007
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $  2,952           $  3,664
                                                                           --------           --------
TOTAL CURRENT ASSETS                                                          2,952              3,664

NET FIXED ASSETS                                                              1,044              1,314
                                                                           --------           --------

      TOTAL ASSETS                                                         $  3,996           $  4,978
                                                                           ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued Expense                                                          $    672           $     --
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                       672                 --

LONG-TERM LIABILITIES
  Loan Payable - (related party)                                              9,000                 --
                                                                           --------           --------
Total Long-Term Liabilities                                                   9,000                 --
                                                                           --------           --------

      TOTAL LIABILITIES                                                       9,672                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 80,000,000 shares authorized;
   9,530,000 and 8,530,000 shares issued and outstanding,as of
   May 31, 2008 and 2007, respectively)                                         953                853
  Additional paid-in capital                                                  9,166              4,266
  Deficit accumulated during development stage                              (15,795)              (141)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (5,676)             4,978
                                                                           --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                   $  3,996           $  4,978
                                                                           ========           ========


                       See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                  April 4, 2001
                                                                                   (inception)
                                         Year Ended           Year Ended             through
                                           May 31,              May 31,              May 31,
                                            2008                 2007                 2008
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                   --

OPERATING COSTS
  Depreciation                                  270                   22                  292
  Administrative expenses                    15,127                   19               15,246
                                         ----------           ----------           ----------
TOTAL OPERATING COSTS                       (15,397)                 (41)             (15,538)
                                         ----------           ----------           ----------
OTHER INCOME & (EXPENSES)
  Interest expense                             (257)                  --                 (257)
                                         ----------           ----------           ----------
TOTAL OTHER INCOME & (EXPENSES)                (257)                  --                 (257)
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $  (15,654)          $      (41)          $  (15,795)
                                         ==========           ==========           ==========

BASIC EARNINGS PER SHARE                 $    (0.00)          $    (0.00)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                9,292,295            1,006,000
                                         ==========           ==========


                       See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
              From April 4, 2001 (inception) through May 31, 2008
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                        Accumulated
                                                              Common      Additional      During
                                               Common         Stock         Paid-in     Development
                                               Stock          Amount        Capital        Stage          Total
                                               -----          ------        -------        -----          -----
BALANCE, APRIL 4, 2001 (INCEPTION)                   --     $       --    $       --    $       --     $       --

BALANCE, MAY 31, 2001                                --             --            --            --             --
                                             ----------     ----------    ----------    ----------     ----------
BALANCE, MAY 31, 2002                                --             --            --            --             --
                                             ----------     ----------    ----------    ----------     ----------
BALANCE, MAY 31, 2003                                --             --            --            --             --
                                             ----------     ----------    ----------    ----------     ----------
BALANCE, MAY 31, 2004                                --             --            --            --             --
                                             ----------     ----------    ----------    ----------     ----------
BALANCE, MAY 31, 2005                                --             --            --            --             --
                                             ----------     ----------    ----------    ----------     ----------
Stock issued for cash and service
on December 7, 2005 @ $0.002 per share          500,000             50            50                          100

Net lncome, May 31, 2006                                                                      (100)          (100)
                                             ----------     ----------    ----------    ----------     ----------
BALANCE, MAY 31, 2006                           500,000             50            50          (100)            --
                                             ----------     ----------    ----------    ----------     ----------
Stock issued for cash on May 9, 2007
 @ $0.000625 per share                        8,000,000            800         4,200                        5,000

Stock issued for service on May 9, 2007
 @ $0.000625 per share                           30,000              3            16                           19

Net loss, May 31, 2007                                                                         (41)           (41)
                                             ----------     ----------    ----------    ----------     ----------
BALANCE, MAY 31, 2007                         8,530,000            853         4,266          (141)         4,978
                                             ----------     ----------    ----------    ----------     ----------
Stock Issued for cash on August 27, 2007
 @ $.005 per share                            1,000,000            100         4,900                        5,000

Net Loss,  May 31, 2008                                                                    (15,654)       (15,654)
                                             ----------     ----------    ----------    ----------     ----------
BALANCE, MAY 31, 2008                         9,530,000     $      953    $    9,166    $  (15,795)    $   (5,676)
                                             ==========     ==========    ==========    ==========     ==========

                       See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                             Statements of Cash Flow
--------------------------------------------------------------------------------

                                                                                                       April 4, 2001
                                                                                                        (inception)
                                                                  Year Ended         Year Ended           through
                                                                    May 31,            May 31,            May 31,
                                                                     2008               2007               2008
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(15,654)          $    (41)          $(15,795)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                       270                 22                292
     Common stock issued for services                                    --                 19                 69

  Changes in operating assets and liabilities:
     Increase (decrease) in accrued expenses                            672                 --                672
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (14,712)                --            (14,762)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                               --             (1,336)            (1,336)
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --             (1,336)            (1,336)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in  note payable - related party                           9,000                 --              9,000
  Issuance of common stock                                              100              5,000                925
  Additional paid-in capital                                          4,900                 --              9,125
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        14,000              5,000             19,050
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                        (712)             3,664              2,952

CASH AT BEGINNING OF YEAR                                             3,664                 --                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $  2,952           $  3,664           $  2,952
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --
                                                                   ========           ========

  Income Taxes                                                     $     --           $     --
                                                                   ========           ========


                       See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 1: ORGANIZATION AND DESCRIPTIONS OF BUSINESS

Ads In Motion, Inc, (the Company) was incorporated under the laws of the State of Delaware on April 4, 2001. The Company has developed the concept of an advertising service for businesses within a more-than-one story office building to display promotional advertising on a TV monitor inside the building's elevator. The Company is also developing advertising on a mobile van. The Company changed its name from Paradise Yoga Retreats Inc. to Ads In Motion, Inc. on May 7, 2007.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, and development of its business plan and a target customer market.

NOTE 2: SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a May 31, year-end.

B. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

C. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives, 5 year.

D. REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). The Company generates revenue from the sale of candles. SAB 104 requires that four basic criteria must be met before revenue can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collect ability is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 2: SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES - CONTINUED

F. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS NO. 155 amends SFAS NO. 140,"Accounting for the Impairment or disposal of Long-Lived Assets" to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed.

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement NO.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earning or the amortization and impairment requirement of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives t qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.

These statements are not expected to have a significant effect on the Company's future reported financial position or results of operations.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $15,795 during the period from April 4, 2001 (inception) through May 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4: WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 5: PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

                                                       As of
                                             --------------------------
                                              May 31,           May 31,
                                               2008              2007
                                             -------           -------

     Equipment                               $ 1,336           $ 1,336
                                             -------           -------
        Total Fixed Assets                     1,336             1,336
     Less: Accumulated Depreciation             (292)              (22)
                                             -------           -------

        Net Fixed Assets                     $ 1,044           $ 1,314
                                             =======           =======

Depreciation expenses for the year ended May 31, 2008 and 2007 were $270 and $22.

NOTE 6: RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Loan payable of $9,000 is due to a related party. There is no repayment agreement. This is an interest-bearing note at 6%. Interest expense for the year ended May 31, 2008 was $257.

NOTE 7: NET OPERATING LOSSES

As of May 31, 2008, the Company had a net operating loss carryforward of approximately $15,795 Net operating loss carryforward, expires twenty years from the date the loss was incurred.

NOTE 8: STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On December 7, 2005, the Company issued 500,000 shares of common stock for cash of $50 and consulting services of $50.

On May 9, 2007, the Company issued 8,000,000 shares of common stock for cash of $5,000.

On May 9, 2007, the Company issued 30,000 shares of common stock for services.

On August 27, 2007, the Company issued 1,000,000 shares of common stock for cash of $5,000.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


As of May 31, 2008, the Company had 9,530,000 shares of common stock issued and outstanding.

NOTE 9: STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock:

Common stock, $0.0001 par value: 80,000,000 shares authorized; 9,530,000 issued and outstanding as of May 31, 2008.

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding as of May 31, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The Executive Officers and Directors of the Company and their ages are as follows:

         Name             Age              Position           Date Elected
         ----             ---              --------           ------------

Edward F. Myers III       40               President         August 15, 2007
CFO, Director

"S" Douglas Henderson     66               Director          August 15, 2007
                                           Secretary         May 9, 2007

EDWARD F. MYERS III has been president and a director of Ads in Motion, Inc. since August 15, 2007. Mr. Myers has owned and operated "Myers Painting" a sole proprietorship for the last five years. Mr. Myers is a licensed painting contractor in the state of California. Since June of 2007 Mr. Myers has been the general manager of Ads in Motion, Inc. and has been involved in the setting up of the Company's beta test sights.

"S" DOUGLAS HENDERSON has been a director of Ads in Motion since August 2007 and secretary since May 2007. Since 1998 until the present, he is Admissions Director, Senior Flight Instructor of San Diego Flight Training International, San Diego CA. Since July 2004, he has worked part time as an income tax preparer for H & R Block. Mr. Henderson is also part owner of J. Bright Henderson, Inc., a dealer in fine art.

The Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected. Executive officers serve at the discretion of the Board of Directors.

Each of the foregoing persons may be deemed a "promoter" and "parent" of the Company as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only two officers and directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

E Myers III     2008     0         0           0            0          0            0             0         0
CEO, President, 2007     0         0           0            0          0            0             0         0
Director

S. Henderson    2008     0         0           0            0          0            0             0         0
CFO, Director   2007     0         0           0            0          0            0             0         0

At present, Ads in Motion is operated by its Executive Officers and Directors at no compensation and no compensation has been paid to date. No Executive Officer or Director is expected to earn in excess of $50,000 in the foreseeable future. Ads in Motion has no pension or profit-sharing plan. Ads in Motion may change or increase salaries as Ads in Motion's profits and cash flow allow; however, there are no present plans to do so.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2008, the name, address, and number of shares owned directly or beneficially by persons who own 5% or more of the company's common stock and by each executive officer and director and owner after the Distribution.

                                                Shares/Percent as
       Beneficial Owner                         of June 30, 2008
       ----------------                         ----------------

     "S" Douglas Henderson                       8,000,000 - 83%
     4221 South Allison St.
     Lakewood CO  80235

     Travers International, Inc.                 500,000 - 5%
     4190 Bonita Road
     Bonita Ca, 91902

     Edward F. Myers III                         1,000,000 - 10%
     4139 Corral Canyon
     Bonita, CA  91902

     All Executive Officers                      9,000,000 - 98%
     and Directors as a Group (2 persons)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Edward
F. Myers III, the president of the corporation. The costs associated with the use of the telephone and mailing address were deemed to be immaterial as the telephone and mailing address were almost exclusively used by him for other business purposes.

On December 7, 2005, Ads in Motion (them named Paradise Yoga Retreats, Inc.) sold 500,000 shares of its common stock to Travers International, Inc. for $100.

On May 9, 2007, Ads in Motion sold 8,000,000 shares of common stock to S. Douglas Henderson for a total of $5,000.

On May 9 2007, the Company issued 30,000 shares of common stock to Eugene Hill for a business plan. The 30,000 shares were valued at $18.75.

On August 31, 2007 the Company sold 1,000,000 shares of its common stock to Edward F. Myers III, the Company's sales manager, for the total amount to $5,000.

The above sales were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) for sales not involving a public offering.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $9,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2008.

For the year ended May 31, 2007, there were no fees paid for audit related services, tax or other services.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

        3(i)         Articles of Incorporation*
        3(ii)        Bylaws*
       31.1          Sec. 302 Certification of CEO
       31.2          Sec. 302 Certification of CFO
       32.1          Sec. 906 Certification of CEO
       32.2          Sec. 906 Certification of CFO

----------
* Included in our SB-2 filing under Commission File Number 333-143935.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 19, 2008

Ads in Motion, Inc., Registrant

By: Edward F. Myers III


/s/ Edward F. Myers III
--------------------------------
EDWARD F. MYERS III
President and Director
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer


By: "S" DOUGLAS HENDERSON


/s/ "S" Douglas Henderson
--------------------------------
"S" DOUGLAS HENDERSON
Director and Secretary