Form 10-Q
period 2008-08-31
Ads in Motion, Inc.
filed 2008-10-02
CIK 1403243

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Quarterly Period Ended August 31, 2008

                        Commission File Number 333-143935


                               Ads In Motion, Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                               4139 Corral Canyon
                                 Bonita CA 91902
          (Address of principal executive offices, including zip code.)

                       (619) 200-6769 Fax: (619) 267-0452
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,530,000 shares as of October 1, 2008.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the 3 months ended August 31, 2008, prepared by the company, immediately follow.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          (Unaudited)
                                                                             As of             As of
                                                                           August 31,          May 31,
                                                                             2008               2008
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $  3,891           $  2,952
                                                                           --------           --------
TOTAL CURRENT ASSETS                                                          3,891              2,952

NET FIXED ASSETS                                                                978              1,044
                                                                           --------           --------

      TOTAL ASSETS                                                         $  4,869           $  3,996
                                                                           ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan Payable                                                             $  4,000           $     --
  Accrued Expense                                                               418                672
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                     4,418                672

LONG-TERM LIABILITIES
  Loan Payable                                                               14,200              9,000
                                                                           --------           --------
TOTAL LONG-TERM LIABILITIES                                                  14,200              9,000

      TOTAL LIABILITIES                                                      18,618              9,672

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 80,000,000 shares authorized;
   9,530,000 shares issued and outstanding,as of August 31, 2008
   and May 31, 2008, respectively)                                              953                953
  Additional paid-in capital                                                  9,166              9,166
  Deficit accumulated during development stage                              (23,868)           (15,795)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (13,749)            (5,676)
                                                                           --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                   $  4,869           $  3,996
                                                                           ========           ========


                       See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                  April 4, 2001
                                        Three Months         Three Months          (inception)
                                           Ended                Ended                through
                                          August 31,           August 31,           August 31,
                                            2008                 2007                 2008
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                   --

OPERATING COSTS
  Depreciation                                   67                   68                  358
  Administrative expenses                     7,845                5,988               23,092
                                         ----------           ----------           ----------
TOTAL OPERATING COSTS                        (7,912)              (6,056)             (23,450)

OTHER INCOME & (EXPENSES)
  Interest expense                             (161)                 (57)                (418)
                                         ----------           ----------           ----------
TOTAL OTHER INCOME & (EXPENSES)                (161)                 (57)                (418)
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $   (8,073)          $   (6,113)          $  (23,868)
                                         ==========           ==========           ==========

BASIC EARNINGS PER SHARE                 $    (0.00)          $    (0.00)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                9,530,000            8,703,913
                                         ==========           ==========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
             From April 4, 2001 (inception) through August 31, 2008
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                     Accumulated
                                                           Common      Additional      During
                                            Common         Stock        Paid-in      Development
                                            Stock          Amount       Capital         Stage          Total
                                            -----          ------       -------         -----          -----
BALANCE APRIL 4, 2001                             --       $   --       $    --       $      --       $      --

Net Loss, May 31, 2001                                                                      --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2001                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2002                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2002                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2003                            --           --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2003                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2004                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2004                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2005                            --           --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2005                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash and
 services on December 7, 2005
 @ $.002 per share                           500,000           50            50                             100

Net Loss, May 31, 2006                                                                     (100)           (100)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2006                        500,000           50            50            (100)             --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash on May 9,
  2007 @ $.000625 per share                8,000,000          800         4,200                           5,000

Stock issued for services on May 9,
  2007 @ $.000625 per share                   30,000            3            16                              19

Net Loss, May 31, 2007                                                                      (41)            (41)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2007                      8,530,000          853         4,266            (141)          4,978
                                          ----------       ------       -------       ---------       ---------
Stock Issued for cash on August 27,
  2007 @ $.005 per share                   1,000,000          100         4,900                           5,000

Net Loss,  May 31, 2008                                                                 (15,654)        (15,654)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2008                      9,530,000          953         9,166         (15,795)         (5,676)
                                          ----------       ------       -------       ---------       ---------
Net Loss, August 31, 2008                                                                (8,073)         (8,073)

BALANCE, AUGUST 31, 2008 (UNAUDITED)       9,530,000       $  953       $ 9,166       $ (23,868)      $ (13,749)
                                          ==========       ======       =======       =========       =========

                       See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                       Statements of Cash Flow (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       April 4, 2001
                                                                 Three Months       Three Months        (inception)
                                                                    Ended              Ended              through
                                                                   August 31,         August 31,         August 31,
                                                                     2008               2007               2008
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (8,073)          $ (6,113)          $(23,868)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                        67                 68                358
     Common stock issued for services                                    --                 --                 69

  Changes in operating assets and liabilities:
     Increase (decrease) in accrued expenses                           (255)                57                418
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (8,261)            (5,988)           (23,023)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                               --                 --             (1,336)
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --             (1,336)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan payable - short term                               4,000              4,000
  Increase in loan payable - long term                                5,200              4,000             14,200
  Issuance of common stock                                               --                100                925
  Additional paid-in capital                                             --              4,900              9,125
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         9,200              9,000             28,250
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         939              3,012              3,891

CASH AT BEGINNING OF PERIOD                                           2,952              3,664                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $  3,891           $  6,676           $  3,891
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $     --           $     --
                                                                   ========           ========

  Income Taxes                                                     $     --           $     --
                                                                   ========           ========

                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 August 31, 2008
--------------------------------------------------------------------------------

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

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 August 31, 2008
--------------------------------------------------------------------------------

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $23,868 during the period from April 4, 2001 (inception) through August 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4: WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5: PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

                                                          As of
                                              ----------------------------
                                              Aug. 31,             May 31,
                                                2008                2008
                                              -------             -------
     Equipment                                $ 1,336             $ 1,336
                                              -------             -------
        Total Fixed Assets                      1,336               1,336
     Less: Accumulated Depreciation              (358)               (292)
                                              -------             -------

        Net Fixed Assets                      $   978             $ 1,044
                                              =======             =======

Depreciation expenses for the three months ended August 31, 2008 and 2007 were $67 and $68

NOTE 6: RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 6: RELATED PARTY TRANSACTION (CONTINUTED)

available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7: LOAN PAYABLE

                                  August 31, 2008        May 31, 2008
                                  ---------------        ------------
              Short-term              $ 4,000              $    --
              Long-term                14,200                9,000
                                      -------              -------

              Total                   $18,200              $ 9,000
                                      =======              =======

On June 5, 2007, the Company received $4,000 loan from Travers International, Inc. This loan is at 6% interest with principle and interest all due on June 4, 2009.

On May 7, 2008, the Company received $5,000 loan from Travers International, Inc. This loans is at 6% interest with principle and interest all due on May 7, 2010

On July 22, 2008, the Company received $4,000 loan from Travers International, Inc. This loans is at 6% interest with principle and interest all due on July 22, 2010

On August 25, 2008, the Company received $4,000 loan from Travers International, Inc. This loans is at 6% interest with principle and interest all due on August 22, 2010

Interest expense for the three months ended August 31, 2008 and 2007 was $161 and $57. Accrued interest expense in total on these loans was $418 as of August 31, 2008.

NOTE 8: NET OPERATING LOSSES

As of August 31, 2008, the Company had a net operating loss carryforward of approximately $23,868. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

NOTE 9: STOCK TRANSACTIONS

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

As of August 31, 2008, the Company had 9,530,000 shares of common stock issued and outstanding.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 10: STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock:

Common stock, $0.0001 par value: 80,000,000 shares authorized; 9,530,000 issued and outstanding as of August 31, 2008.

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding as of August 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

As of August 31, 2008 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 9,530,000 common shares issued and outstanding as of August 31, 2008.

As of the date of this quarterly report, there is no public trading market for our common stock and no assurance that a trading market for our securities will ever develop.

PLAN OF OPERATION

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

3. A very preliminary brochure for van display was completed in May 2007. A small initial market study was carried out solely by Ads in Motion in November and December 2007.

4. Further development of a brochure for elevator advertising was completed in June 2008 at a cost of approximately $350. In July 2008 the company completed its first full color mail out postcard showing the displays on its mobile van at a cost of $450.

5. Elevator display brochures will be mailed to office building managers in San Diego in October, 2008, followed by telephone inquiries by the end of November.

6. Van display postcards will be mailed to local businesses in a few suburban neighborhoods in October, 2008 at a cost of approximately $200. With interested inquiries, follow up demonstrations will be arranged.

7. Have developed list of manufacturers and are currently assessing potential costs. Advertising pricing has been estimated at least for trial period. Quantity of hardware will depend on outcome of trial mailing.

8. Depending on results of mailing a small initial order will be attempted before the end of 2008. Cost will depend on information obtained in milestone 7.

9. Late fall of 2008. Market initial service to companies identified by mailing results.

10. Determine future service and sales effort from information gained from initial sales effort. Depending on the size of the market and potential, Ads in Motion may need to obtain addition capital from loans or sale of additional equity.

11. In May 2007 the Company completed publishing its first full color brochure showing the displays on its mobile vans.

In the next 12 months, Ads in Motion will pursue arrangements for the sale of its services. Revenues are expected late 2008, but no assurance can be given. A manufacturing source for the mounting brackets for elevators and the monitors has been found and pricing and availability is being investigated. Flat-screen TVs are readily available. The holding frame to be installed in the vehicle has been built by a local fabricator and a prototype installed. Ads in Motion purchases the video screens systems for elevators from Ceiva, Inc. Initial placement of these services in appropriate outlets will take place in the fourth quarter of 2008 in San Diego County as a starting location.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $23,868 in expenses through August 31, 2008.

The following table provides selected financial data about our company for the period ended August 31, 2008.

                  Balance Sheet Data:                8/31/08
                  -------------------                -------

                  Cash                              $  3,891
                  Total assets                      $  4,869
                  Total liabilities                 $ 18,618
                  Shareholders' equity              $(13,749)

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

We incurred operating expenses of $8,073 and $6,113 for the three months ended August 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at August 31, 2008 was $3,891, total assets were $4,869 and outstanding liabilities were $18,618. Our directors have agreed to provide funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, which would include miscellaneous office expenses, bookkeeping and audit fees. There are no formal commitments or arrangements with our directors to advance or loan funds. We are a development stage company and have generated no revenue to date. We estimate our current cash balance of $3,891, along with possible loans from our directors, will be sufficient for office expenses and fees. We anticipate that we will need approximately $5,000 through 2008 or until we are able to receive additional funding or generate revenues. These fees are estimated to be $3,000 for accounting and legal fees and $2,000 for administrative costs.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin our website and start selling visual content images.

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

     Exhibit No.                      Description
     -----------                      -----------

         3.1         Articles of Incorporation*
         3.2         Bylaws*
        31.1         Sec. 302 Certification of Chief Executive Officer
        31.2         Sec. 302 Certification of Chief Financial Officer
        32.1         Sec. 906 Certification of Chief Executive Officer
        32.2         Sec. 906 Certification of Chief Financial Officer

----------
* Incorporated by reference, please see our Registration Statement on Form S-1 (file number 333-143935) on the website at www.sec.gov

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Bonita, CA, by the undersigned, thereunto duly authorized.

October 1, 2008

Ads in Motion, Inc., Registrant

By: Edward F. Myers III


/s/ Edward F. Myers III
--------------------------------
President and Director
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer


By: "S" DOUGLAS HENDERSON


/s/ "S" Douglas Henderson
--------------------------------
Director and Secretary