Form 10-Q
period 2008-11-30
Ads in Motion, Inc.
filed 2009-01-08
CIK 1403243

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

                        Commission File Number 333-143935


                               Ads In Motion, Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                               4139 Corral Canyon
                                 Bonita CA 91902
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,530,000 shares as of January 5, 2008.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the 3 months ended November 30, 2008, prepared by the company, immediately follow.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                           (Unaudited)
                                                                             As of               As of
                                                                          November 30,          May 31,
                                                                              2008               2008
                                                                            --------           --------
                               ASSETS

CURRENT ASSETS
  Cash                                                                      $  3,508           $  2,952
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                           3,508              2,952

NET FIXED ASSETS                                                                 911              1,044
                                                                            --------           --------

      TOTAL ASSETS                                                          $  4,419           $  3,996
                                                                            ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued Expense                                                           $    118           $    672
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                        118                672

LONG-TERM LIABILITIES
  Loan Payable                                                                21,871              9,000
                                                                            --------           --------
TOTAL LONG-TERM LIABILITIES                                                   21,871              9,000

      TOTAL LIABILITIES                                                       21,989              9,672

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 80,000,000 shares authorized;
   9,530,000 shares issued and outstanding,as of November 30, 2008
   and May 31, 2008, respectively)                                               953                953
  Additional paid-in capital                                                   9,166              9,166
  Deficit accumulated during development stage                               (27,689)           (15,795)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (17,570)            (5,676)
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    $  4,419           $  3,996
                                                                            ========           ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          April 4, 2001
                                   Six Months        Six Months       Three Months      Three Months       (inception)
                                     Ended             Ended             Ended             Ended            through
                                   November 30,      November 30,      November 30,      November 30,      November 30,
                                      2008              2007              2008              2007              2008
                                   ----------        ----------        ----------        ----------        ----------
REVENUES
  Revenues                         $       --        $       --        $       --        $       --        $       --
                                   ----------        ----------        ----------        ----------        ----------
TOTAL REVENUES                             --                --                --                --                --

OPERATING COSTS
  Depreciation                            134               136                67                68               425
  Administrative expenses              11,328             8,218             3,483             2,230            26,575
                                   ----------        ----------        ----------        ----------        ----------
TOTAL OPERATING COSTS                  11,462             8,354             3,550             2,298            27,000
                                   ----------        ----------        ----------        ----------        ----------
OTHER INCOME & (EXPENSES)
  Interest expense                       (432)             (117)             (271)              (60)             (689)
                                   ----------        ----------        ----------        ----------        ----------
TOTAL OTHER INCOME & (EXPENSES)          (432)             (117)             (271)              (60)             (689)
                                   ----------        ----------        ----------        ----------        ----------

NET INCOME (LOSS)                  $  (11,894)       $   (8,471)       $   (3,821)       $   (2,358)       $  (27,689)
                                   ==========        ==========        ==========        ==========        ==========

BASIC EARNINGS PER SHARE           $    (0.00)       $    (0.00)       $    (0.00)       $    (0.00)
                                   ==========        ==========        ==========        ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          9,530,000         9,120,164         9,530,000         9,530,000
                                   ==========        ==========        ==========        ==========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
            From April 4, 2001 (inception) through November 30, 2008
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                     Accumulated
                                                           Common      Additional      During
                                            Common         Stock        Paid-in      Development
                                            Stock          Amount       Capital         Stage          Total
                                            -----          ------       -------         -----          -----
BALANCE APRIL 4, 2001                             --       $   --       $    --       $      --       $      --

Net Loss, May 31, 2001                                                                      --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2001                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2002                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2002                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2003                            --           --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2003                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2004                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2004                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2005                            --           --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2005                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash and
 services on December 7, 2005
 @ $.002 per share                           500,000           50            50                             100

Net Loss, May 31, 2006                                                                     (100)           (100)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2006                        500,000           50            50            (100)             --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash on May 9,
  2007 @ $.000625 per share                8,000,000          800         4,200                           5,000

Stock issued for services on May 9,
  2007 @ $.000625 per share                   30,000            3            16                              19

Net Loss, May 31, 2007                                                                      (41)            (41)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2007                      8,530,000          853         4,266            (141)          4,978
                                          ----------       ------       -------       ---------       ---------
Stock Issued for cash on August 27,
  2007 @ $.005 per share                   1,000,000          100         4,900                           5,000

Net Loss, May 31, 2008                                                                  (15,654)        (15,654)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2008                      9,530,000          953         9,166         (15,795)         (5,676)
                                          ----------       ------       -------       ---------       ---------
Net Loss, 6 months ended
 November 30, 2008                                                                      (11,894)        (11,894)
                                          ----------       ------       -------       ---------       ---------
BALANCE, NOVEMBER 30, 2008 (UNAUDITED)     9,530,000       $  953       $ 9,166       $ (27,689)      $ (17,570)
                                          ==========       ======       =======       =========       =========

                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                       Statements of Cash Flow (Unaudited)
--------------------------------------------------------------------------------

                                                                                                             April 4, 2001
                                                   Six Months     Six Months    Three Months   Three Months    (inception)
                                                     Ended          Ended          Ended          Ended         through
                                                   November 30,   November 30,   November 30,   November 30,   November 30,
                                                      2008           2007           2008           2007           2008
                                                    --------       --------       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $(11,894)      $ (8,471)      $ (3,821)      $ (2,358)      $(27,689)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                        134            136             67             68            425
     Common stock issued for services                     --             --             --             --             69

  Changes in operating assets and liabilities:
     Increase (decrease) in accrued expenses            (555)           117           (300)            60            118
                                                    --------       --------       --------       --------       --------
          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                      (12,315)        (8,218)        (4,054)        (2,230)       (27,077)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                --             --             --             --         (1,336)
                                                    --------       --------       --------       --------       --------
          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                           --             --             --             --         (1,336)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in loan payable - short term        --             --         (4,000)            --             --
  Increase in loan payable - long term                12,871          4,000          7,671             --         21,871
  Issuance of common stock                                --            100             --             --            925
  Additional paid-in capital                              --          4,900             --             --          9,125
                                                    --------       --------       --------       --------       --------
          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                       12,871          9,000          3,671             --         31,921
                                                    --------       --------       --------       --------       --------

NET INCREASE (DECREASE) IN CASH                          556            782           (383)        (2,230)         3,508

CASH AT BEGINNING OF PERIOD                            2,952          3,664          3,891          6,676             --
                                                    --------       --------       --------       --------       --------

CASH AT END OF PERIOD                               $  3,508       $  4,446       $  3,508       $  4,446       $  3,508
                                                    ========       ========       ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                          $     --       $     --       $     --       $     --
                                                    ========       ========       ========       ========
  Income Taxes                                      $     --       $     --       $     --       $     --
                                                    ========       ========       ========       ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008
--------------------------------------------------------------------------------

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

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008
--------------------------------------------------------------------------------

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $27,689 during the period from April 4, 2001 (inception) through November 30, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4: WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5: PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

                                                          As of
                                              ------------------------------
                                              November 30,           May 31,
                                                 2008                 2008
                                               --------             --------
     Equipment                                 $  1,336             $  1,336
                                               --------             --------
        Total Fixed Assets                        1,336                1,336
     Less: Accumulated Depreciation                (425)                (292)
                                               --------             --------

        Net Fixed Assets                       $    911             $  1,044
                                               ========             ========

Depreciation expenses for the three months ended November 30, 2008 and 2007 were $67 and $68

NOTE 6: RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008
--------------------------------------------------------------------------------

NOTE 6: RELATED PARTY TRANSACTION (CONTINUTED)

available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7: LOAN PAYABLE

                                  November 30,         May 31,
                                     2008               2008
                                   --------           --------
     Long-term                     $ 21,871           $  9,000
                                   --------           --------
     Total                         $ 21,871           $  9,000
                                   ========           ========

On June 5, 2007, the Company received $4,000 loan from Travers International, Inc. This loan is at 6% interest with principle and interest all due on June 4, 2009 (Note 1).

On May 7, 2008, the Company received $5,000 loan from Travers International, Inc. This loans is at 6% interest with principle and interest all due on May 7, 2010 (Note 2).

On July 22, 2008, the Company received $4,000 loan from Travers International, Inc. This loans is at 6% interest with principle and interest all due on July 22, 2010 (Note 3).

On August 25, 2008, the Company received $4,000 loan from Travers International, Inc. This loans is at 6% interest with principle and interest all due on August 22, 2010(Note 4)

On November 25, 2008, the Company executed an unsecured promissory note for $21,871 due December 31, 2011 plus accrued interest at 6% per annual with Travers International, Inc. (the "Travers New Note") In exchange for the unpaid Travers Note 1 to Note 4 and interest plus an additional loan $3,000.

Interest expense for the three months ended November 30, 2008 and 2007 was $271 and $60. Accrued interest expense in total on the loan was $18 as of November 30, 2008.

NOTE 8: NET OPERATING LOSSES

As of November 30, 2008, the Company had a net operating loss carryforward of approximately $27,689. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

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

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008
--------------------------------------------------------------------------------

On August 27, 2007, the Company issued 1,000,000 shares of common stock for cash of $5,000.

As of November 30, 2008, the Company had 9,530,000 shares of common stock issued and outstanding.

NOTE 10: STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock:

Common stock, $0.0001 par value: 80,000,000 shares authorized; 9,530,000 issued and outstanding as of November 30, 2008.

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding as of November 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

As of November 30, 2008 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 9,530,000 common shares issued and outstanding as of November 30, 2008.

As of the date of this quarterly report, there is no public trading market for our common stock and no assurance that a trading market for our securities will ever develop.

PLAN OF OPERATION

The Company has developed b brochures for both its elevator and van displays. The Company will continue to mail and distribute these brochures to prospective clients. The Company has identified all the suppliers for the operation of its business. A Company has been identified which has personal who can install the elevator displays. Depending on the state of the US economy the Company expects sales in the spring of 2009.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $27,689 in expenses through November 30, 2008.

The following table provides selected financial data about our company for the period ended November 30, 2008.

                    Balance Sheet Data:           11/30/08
                    -------------------           --------

                    Cash                          $  3,508
                    Total assets                  $  4,419
                    Total liabilities             $ 21,989
                    Shareholders' equity          $(17,570)

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

We incurred operating expenses of $3,821 and $2,358 for the three months ended November 30, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at November 30, 2008 was $3,508, total assets were $4,419 and outstanding liabilities were $21,989. Travers International, Inc, a shareholder, has agreed to provide funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, which would include miscellaneous office expenses, bookkeeping and audit fees. There are no formal commitments or arrangements to advance or loan funds. We are a development stage company and have generated no revenue to date. We estimate our current cash balance of $3,508, along with possible loans from our directors, will be sufficient for office expenses and fees. We anticipate that we will need approximately $5,000 through the first quarter 2009 or until we are able to receive additional funding or generate revenues. These fees are estimated to be $3,000 for accounting and legal fees and $2,000 for administrative costs.

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

January 5, 2009

Ads in Motion, Inc., Registrant

By: Edward F. Myers III


/s/ Edward F. Myers III
---------------------------------
President and Director
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer


By: "S" DOUGLAS HENDERSON


/s/ "S" Douglas Henderson
--------------------------------
Director and Secretary