Form 10-Q
period 2009-02-28
Ads in Motion, Inc.
filed 2009-03-31
CIK 1403243

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

                       (619) 200-6769 Fax: (619) 421-2653
                     (Telephone number, including area code)

                          Copies of Communications to:
                              "S" Douglas Henderson
                             4221 South Allison St.
                                Lakewood CO 80235
                     Phone (303) 980-8833 Fax (303) 985-1008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,530,000 shares as of March 25, 2009.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the 3 months ended February 28, 2009, prepared by the company, immediately follow.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          (Unaudited)
                                                                             As of               As of
                                                                          February 28,          May 31,
                                                                              2009               2008
                                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $    395           $  2,952
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                             395              2,952

NET FIXED ASSETS                                                                 844              1,044
                                                                            --------           --------

      TOTAL ASSETS                                                          $  1,239           $  3,996
                                                                            ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued Expense                                                           $    346           $    672
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                        346                672

LONG-TERM LIABILITIES
  Loan Payable                                                                21,871              9,000
                                                                            --------           --------

Total Long-Term Liabilities                                                   21,871              9,000

      TOTAL LIABILITIES                                                       22,217              9,672

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 80,000,000 shares authorized;
   9,530,000 shares issued and outstanding,as of February 28, 2009
   and May 31, 2008, respectively)                                               953                953
  Additional paid-in capital                                                   9,166              9,166
  Deficit accumulated during development stage                               (31,097)           (15,795)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (20,978)            (5,676)
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    $  1,239           $  3,996
                                                                            ========           ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        April 4, 2001
                                         Nine Months     Nine Months    Three Months    Three Months     (inception)
                                           Ended           Ended           Ended           Ended          through
                                         February 28,    February 29,    February 28,    February 29,    February 28,
                                            2009            2008            2009            2008            2009
                                         ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                               $       --      $       --      $       --      $       --      $       --
                                         ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                                   --              --              --              --              --

OPERATING COSTS
  Depreciation                                  200             203              66              67             491
  Administrative expenses                    14,442          11,501           3,114           3,283          29,689
                                         ----------      ----------      ----------      ----------      ----------
TOTAL OPERATING COSTS                        14,642          11,704           3,180           3,350          30,180
                                         ----------      ----------      ----------      ----------      ----------
OTHER INCOME & (EXPENSES)
  Other income                                  100              --             100              --             100
  Interest expense                             (760)           (177)           (328)            (60)         (1,017)
                                         ----------      ----------      ----------      ----------      ----------
TOTAL OTHER INCOME & (EXPENSES)                (660)           (177)           (228)            (60)           (917)
                                         ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                        $  (15,302)     $  (11,881)     $   (3,408)     $   (3,410)     $  (31,097)
                                         ==========      ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE                 $    (0.00)          (0.00)     $    (0.00)     $    (0.00)
                                         ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                9,530,000       9,256,277       9,530,000       9,530,000
                                         ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
            From April 4, 2001 (inception) through February 28, 2009
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                     Accumulated
                                                           Common      Additional      During
                                            Common         Stock        Paid-in      Development
                                            Stock          Amount       Capital         Stage          Total
                                            -----          ------       -------         -----          -----
BALANCE APRIL 4, 2001                             --       $   --       $    --       $      --       $      --

Net Loss, May 31, 2001                                                                      --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2001                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2002                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2002                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2003                            --           --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2003                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2004                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2004                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2005                            --           --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2005                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash and
 services on December 7, 2005
 @ $.002 per share                           500,000           50            50                             100

Net Loss, May 31, 2006                                                                     (100)           (100)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2006                        500,000           50            50            (100)             --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash on May 9,
  2007 @ $.000625 per share                8,000,000          800         4,200                           5,000

Stock issued for services on May 9,
  2007 @ $.000625 per share                   30,000            3            16                              19

Net Loss, May 31, 2007                                                                      (41)            (41)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2007                      8,530,000          853         4,266            (141)          4,978
                                          ----------       ------       -------       ---------       ---------
Stock Issued for cash on August 27,
  2007 @ $.005 per share                   1,000,000          100         4,900                           5,000

Net Loss, May 31, 2008                                                                  (15,654)        (15,654)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2008                      9,530,000          953         9,166         (15,795)         (5,676)
                                          ----------       ------       -------       ---------       ---------
Net Loss, 9 months ended
 February 28, 2009                                                                      (15,302)        (15,302)
                                          ----------       ------       -------       ---------       ---------

BALANCE, FEBRUARY 28, 2009 (UNAUDITED)     9,530,000       $  953       $ 9,166       $ (31,097)      $ (20,978)
                                          ==========       ======       =======       =========       =========

                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                       Statements of Cash Flow (Unaudited)
--------------------------------------------------------------------------------

                                                                                                              April 4, 2001
                                                   Nine Months    Nine Months   Three Months   Three Months    (inception)
                                                     Ended          Ended          Ended          Ended         through
                                                   February 28,   February 29,   February 28,   February 29,   February 28,
                                                      2009           2008           2009           2008           2009
                                                    --------       --------       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $(15,302)      $(11,881)      $ (3,408)      $ (3,410)      $(31,097)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                        200            203             66             67            491
     Common stock issued for services                     --             --             --             --             69

  Changes in operating assets and liabilities:
     Increase (decrease) in accrued expenses            (326)           177            229             60            346
                                                    --------       --------       --------       --------       --------
          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                      (15,428)       (11,501)        (3,113)        (3,283)       (30,191)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                --             --             --             --         (1,335)
                                                    --------       --------       --------       --------       --------
          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                           --             --             --             --         (1,335)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan payable - long term                12,871          4,000             --             --         21,871
  Issuance of common stock                                --            100             --             --            925
  Additional paid-in capital                              --          4,900             --             --          9,125
                                                    --------       --------       --------       --------       --------
          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                       12,871          9,000             --             --         31,921
                                                    --------       --------       --------       --------       --------

NET INCREASE (DECREASE) IN CASH                       (2,557)        (2,501)        (3,113)        (3,283)           395

CASH AT BEGINNING OF PERIOD                            2,952          3,664          3,508          4,446             --
                                                    --------       --------       --------       --------       --------

CASH AT END OF PERIOD                               $    395       $  1,163       $    395       $  1,163       $    395
                                                    ========       ========       ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                          $     --       $     --       $     --       $     --
                                                    ========       ========       ========       ========
  Income Taxes                                      $     --       $     --       $     --       $     --
                                                    ========       ========       ========       ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2009
--------------------------------------------------------------------------------

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

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2009
--------------------------------------------------------------------------------

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

G. PER SHARE INFORMATION

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

H. STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $31,097 during the period from April 4, 2001 (inception) through February, 28, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4: WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 5: PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

                                                          As of
                                             ----------------------------
                                             February 28,         May 31,
                                                 2009              2008
                                               -------           -------

       Equipment                               $ 1,336           $ 1,336
                                               -------           -------
          Total Fixed Assets                     1,336             1,336
       Less: Accumulated Depreciation             (492)             (292)
                                               -------           -------

          Net Fixed Assets                     $   844           $ 1,044
                                               =======           =======

Depreciation expenses for the three months ended February 28, 2009 and 2008 were $66 and $67

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

NOTE 7: LOAN PAYABLE

                                             February 28,         May 31,
                                                 2009              2008
                                               -------           -------

       Long-term                               $21,871           $ 9,000
                                               -------           -------

       Total                                   $21,871           $ 9,000
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

Interest expense for the three months ended February 28, 2009 and 2008 was $328.and $60. Accrued interest expense in total on the loan was $346 as of February 28, 2009.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 8: NET OPERATING LOSSES

As of February 28, 2009, the Company had a net operating loss carryforward of approximately $31,097. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

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

As of February 28, 2009, the Company had 9,530,000 shares of common stock issued and outstanding.

NOTE 10: STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock:

Common stock, $0.0001 par value: 80,000,000 shares authorized; 9,530,000 issued and outstanding as of February 28, 2009.

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding as of February 28, 2009.

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

As of February 28, 2009 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 9,530,000 common shares issued and outstanding as of February 28, 2009.

As of the date of this quarterly report, there is no public trading market for our common stock and no assurance that a trading market for our securities will ever develop.

PLAN OF OPERATION

The Company has developed brochures for both its elevator and van displays. The Company will continue to mail and distribute these brochures to prospective clients. We have also procured our domain name at www.ads-in-motion.com, set up a preliminary website with contact information and we will continue to add information to the site over the next few months. The Company has identified all the suppliers for the operation of its business. A Company has been identified which has personal who can install the elevator displays. Depending on the state of the US economy the Company expects sales in the fall of 2009.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $31,097 in expenses through February 28, 2009.

The following table provides selected financial data about our company for the period ended February 28, 2009.

                    Balance Sheet Data:            2/28/09
                    -------------------            -------

                    Cash                          $    395
                    Total assets                  $  1,239
                    Total liabilities             $ 22,217
                    Shareholders' equity          $(20,978)

On December 7, 2005, Ads in Motion (then named Paradise Yoga Retreats, Inc.) sold 500,000 shares of its common stock to Travers International, Inc. for $100. On May 9, 2007, Ads in Motion sold 8,000,000 shares of common stock to S. Douglas Henderson for a total of $5,000. On May 9 2007, the Company issued 30,000 shares of common stock to Eugene Hill for a business plan. The 30,000 shares were valued at $18.75. On August 31, 2007 the Company sold 1,000,000 shares of its common stock to Edward F. Myers III, the Company's sales manager, for the total amount to $5,000. These sales were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) for sales not involving a public offering.

We incurred operating expenses of $3,180 and $3,350 for the three months ended February 28, 2009 and February 29, 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at February 28, 2009 was $395, total assets were $1,239 and outstanding liabilities were $22,217. Travers International, Inc, a shareholder, has agreed to provide funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, which would include miscellaneous office expenses, bookkeeping and audit fees. There are no formal commitments or arrangements to advance or loan funds. We are a development stage company and have generated no revenue to date. We estimate our current cash balance of $95, along with possible loans from our directors or shareholders; will be sufficient for office expenses and fees. We anticipate that we will need approximately $5,000 through the second quarter 2009 or until we are able to receive additional funding or generate revenues. These fees are estimated to be $3,000 for accounting and legal fees and $2,000 for administrative costs.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin our website and start selling visual content images.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

     Exhibit No.                     Description
     -----------                     -----------

        3.1        Articles of Incorporation*
        3.2        Bylaws*
       31 Sec. 302 Certification of Chief Executive Officer & Chief Financial Officer
       32 Sec. 906 Certification of Chief Executive Officer & Chief Financial Officer

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

March 25, 2009

Ads in Motion, Inc., Registrant

By: Edward F. Myers III


/s/ Edward F. Myers III
---------------------------------
President and Director
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer


By: "S" DOUGLAS HENDERSON


/s/ "S" Douglas Henderson
--------------------------------
Director and Secretary