Form 10-K
period 2009-05-31
Ads in Motion, Inc.
filed 2009-08-07
CIK 1403243

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2009

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 6, 2009, the registrant had 9,530,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                               ADS IN MOTION, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        7
Item 2.  Properties                                                         10
Item 3.  Legal Proceedings                                                  10
Item 4.  Submission of Matters to a Vote of Securities Holders              10

                                Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11
Item 8.  Financial Statements and Supplementary Data                        13
Item 9A. Controls and Procedures                                            22

                               Part III

Item 10. Directors and Executive Officers                                   24
Item 11. Executive Compensation                                             25
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    25
Item 13. Certain Relationships and Related Transactions                     26
Item 14. Principal Accounting Fees and Services                             26

                                Part IV

Item 15. Exhibits                                                           27

Signatures                                                                  27

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

ITEM 1. BUSINESS

GENERAL INFORMATION

Ads in Motion was incorporated in Delaware on April 4, 2001. Our address and telephone numbers are 4139 Corral Canyon, Bonita CA 91902; Phone(619) 200-6769, Fax (619) 421-2653. Ads in Motion is using the concept of an advertising service for businesses within a more-than-one-story office building to display promotional advertising on a TV monitor inside the building's elevators. A TV screen mounted inside a passenger elevator has an immediate captive audience and the advertising would principally be for businesses or professional offices within that building. The Company is also developing advertising on a mobile van. The Van displays a video screen and may be seen while traveling from place to place. The advertising on the screen may be changed at will.

We are a development stage company with no revenues or profits. Our fiscal year end is May 31st.

As of May 31, 2009 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 9,530,000 common shares issued and outstanding as of May 31, 2009.

BUSINESS DEVELOPMENT

Ads In Motion has no revenues and limited operations. We have sustained losses since inception, April 4, 2001, to May 31, 2009 of $35,517 and rely solely upon the sale of securities and loans from our corporate officers and directors for funding.

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

Ads in Motion does not have sufficient cash resources to operate at the present level of expenditure for the next 12 months. We estimate that we will need a minimum of $5,000 to keep the Company in operation for an additional 12 months. As of May 31, 2009 the Company had a cash balance of $1,511. We have an outstanding loan from a related party for $26,906, this loan is at six percent interest with principal and interest all due on May 7, 2010. Ads in Motion may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful. The Company has no specific plans at present for raising additional capital.

In the next 12 months, Ads in Motion will pursue arrangements for the sale of its services. Revenues are expected late 2009, but no assurance can be given. A manufacturing source for the mounting brackets for elevators and the monitors has been found, and pricing and availability is being investigated. Flat-screen TVs are readily available. The holding frame to be installed in the vehicle has been built by a local fabricator and a prototype installed. Ads in Motion purchases the video screens systems for elevators from Ceiva, Inc.

The Company has developed brochures for both its elevator and van displays. The Company will continue to mail and distribute these brochures to prospective clients. We have also procured our domain name at www.ads-in-motion.com, set up a preliminary website with contact information and we will continue to add information to the site over the next few months. The Company has identified all the suppliers for the operation of its business. A Company has been identified which has personell who can install the elevator displays. Depending on the state of the US economy the Company expects sales in the fall of 2009.

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

     The balance sheet for the year ended May 31, 2009, shows a stockholders' equity of negative $25,398 and working capital of only $1,511. We do not have sufficient funds for the next 12 months of operations. Thus, we may need to raise additional capital, and there is no assurance that we will be able to raise sufficient capital for continuing needs.

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

As of May 31, 2009, we have 9,530,000 shares of $0.0001 par value common stock issued and outstanding held by 159 shareholders of record.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $35,517 in expenses through May 31, 2009.

The following table provides selected financial data about our company for the year ended May 31, 2009.

                    Balance Sheet Data:            5/31/09
                    -------------------            -------

                    Cash                          $  1,511
                    Total assets                  $  2,288
                    Total liabilities             $ 27,686
                    Shareholders' equity          $(25,398)

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

We incurred operating expenses of $18,733 and $15,397 for the years ended May 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at May 31, 2009 was $1,511, total assets were $2,288 and outstanding liabilities were $27,686. Our directors have agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, which would include miscellaneous office expenses, bookkeeping and audit fees. There are no formal commitments or arrangements with our directors to advance or loan funds. We are a development stage company and have generated no revenue to date. We estimate our current cash balance of $1,511, along with loans from our director, will be sufficient for office expenses and fees. We anticipate that we will need approximately $5,000 through 2009 or until we are able to receive additional funding or generate revenues. These fees are estimated to be $3,000 for accounting and legal fees and $2,000 for administrative costs.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

The following are the projected future activities of the company. The specific timing will depend on the ability of Ads in Motion to raise capital.

In the next 12 months, Ads in Motion will pursue arrangements for the sale of its services. Do to a shortage of capital the Company is using brochures which have already been developed and printed. These brochures are being distributed by placing them is places where they can be obtained by prospective customers. Future sales and revenue will depend on the general economy and the ability of the Company to raise additional capital.

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Ads In Motion, Inc.

We have audited the accompanying balance sheets of Ads In Motion, Inc. (A Development Stage Company, the "Company") as of May 31, 2009 and 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from April 4, 2001 (inception) through May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ads In Motion, Inc. as of May 31, 2009 and 2008, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chang Park
------------------------------
CHANG G. PARK, CPA

July 8, 2009
San Diego, CA. 92108



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                             As of              As of
                                                                            May 31,            May 31,
                                                                             2009               2008
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $  1,511           $  2,952
                                                                           --------           --------
TOTAL CURRENT ASSETS                                                          1,511              2,952

NET FIXED ASSETS                                                                777              1,044
                                                                           --------           --------

      TOTAL ASSETS                                                         $  2,288           $  3,996
                                                                           ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued Expense                                                          $    780           $    672
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                       780                672

LONG-TERM LIABILITIES
  Loan Payable                                                               26,906              9,000
                                                                           --------           --------
TOTAL LONG-TERM LIABILITIES                                                  26,906              9,000

      TOTAL LIABILITIES                                                      27,686              9,672

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 80,000,000 shares authorized;
   9,530,000 shares issued and outstanding,as of May 31, 2009 and
   May 31, 2008, respectively)                                                  953                953
  Additional paid-in capital                                                  9,166              9,166
  Deficit accumulated during development stage                              (35,517)           (15,795)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (25,398)            (5,676)
                                                                           --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                   $  2,288           $  3,996
                                                                           ========           ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                  April 4, 2001
                                                                                   (inception)
                                         Year Ended           Year Ended            through
                                           May 31,              May 31,              May 31,
                                            2009                 2008                 2009
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                   --

OPERATING COSTS
  Depreciation                                  267                  270                  559
  Administrative expenses                    18,466               15,127               33,712
                                         ----------           ----------           ----------
TOTAL OPERATING COSTS                        18,733               15,397               34,271
                                         ----------           ----------           ----------

OTHER INCOME & (EXPENSES)
  Other income                                  100                   --                  100
  Interest expense                           (1,089)                (257)              (1,346)
                                         ----------           ----------           ----------
TOTAL OTHER INCOME & (EXPENSES)                (989)                (257)              (1,246)
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $  (19,722)          $  (15,654)          $  (35,517)
                                         ==========           ==========           ==========

BASIC EARNINGS PER SHARE                 $    (0.00)          $    (0.00)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                9,530,000            9,292,295
                                         ==========           ==========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
               From April 4, 2001 (inception) through May 31, 2009
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                     Accumulated
                                                           Common      Additional      During
                                            Common         Stock        Paid-in      Development
                                            Stock          Amount       Capital         Stage          Total
                                            -----          ------       -------         -----          -----
BALANCE APRIL 4, 2001                             --       $   --       $    --       $      --       $      --

Net Loss, May 31, 2001                                                                      --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2001                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2002                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2002                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2003                            --           --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2003                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2004                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2004                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2005                            --           --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2005                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash and
 services on December 7, 2005
 @ $.002 per share                           500,000           50            50                             100

Net Loss, May 31, 2006                                                                     (100)           (100)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2006                        500,000           50            50            (100)             --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash on May 9,
  2007 @ $.000625 per share                8,000,000          800         4,200                           5,000

Stock issued for services on May 9,
  2007 @ $.000625 per share                   30,000            3            16                              19

Net Loss, May 31, 2007                                                                      (41)            (41)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2007                      8,530,000          853         4,266            (141)          4,978
                                          ----------       ------       -------       ---------       ---------
Stock Issued for cash on August 27,
  2007 @ $.005 per share                   1,000,000          100         4,900                           5,000

Net Loss, May 31, 2008                                                                  (15,654)        (15,654)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2008                      9,530,000          953         9,166         (15,795)         (5,676)
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2009                                                                  (19,722)        (19,722)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2009                      9,530,000       $  953       $ 9,166       $ (35,517)      $ (25,398)
                                          ==========       ======       =======       =========       =========

                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                             Statements of Cash Flow
--------------------------------------------------------------------------------

                                                                                                     April 4, 2001
                                                                                                      (inception)
                                                                Year Ended         Year Ended          through
                                                                  May 31,            May 31,            May 31,
                                                                   2009               2008               2009
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(19,722)          $(15,654)          $(35,517)
  Adjustments to reconcile net loss to net cash                        --                 --                 (1)
   provided by (used in) operating activities:
     Depreciation                                                     267                270                559
     Common stock issued for services                                  --                 --                 69

  Changes in operating assets and liabilities:
     Increase (decrease) in accrued expenses                          108                672                780
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (19,347)           (14,712)           (34,110)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                             --                 --             (1,335)
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --                 --             (1,335)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan payable - long term                             17,906              9,000             26,906
  Issuance of common stock                                             --                100                925
  Additional paid-in capital                                           --              4,900              9,125
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      17,906             14,000             36,956
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (1,441)              (712)             1,511

CASH AT BEGINNING OF YEAR                                           2,952              3,664                 --
                                                                 --------           --------           --------

CASH AT END OF YEAR                                              $  1,511           $  2,952           $  1,511
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $     --           $     --
                                                                 ========           ========
  Income Taxes                                                   $     --           $     --
                                                                 ========           ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

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

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $35,517 during the period from April 4, 2001 (inception) through May 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4: WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 5: PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

                                                            As of
                                                 ---------------------------
                                                  May 31,            May 31,
                                                   2009               2008
                                                 --------           --------

     Equipment                                   $  1,336           $  1,336
                                                 --------           --------
        Total Fixed Assets                          1,336              1,336
     Less: Accumulated Depreciation                  (559)              (292)
                                                 --------           --------

        Net Fixed Assets                         $    777           $  1,044
                                                 ========           ========

Depreciation  expenses  for the years  ended May 31, 2009 and 2008 were $267 and
$270

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

NOTE 7: LOAN PAYABLE

                                                  May 31,            May 31,
                                                   2009               2008
                                                 --------           --------

     Long-term                                   $ 26,906           $  9,000
                                                 --------           --------

     Total                                       $ 26,906           $  9,000
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

On May 30, 2009, the Company received $5,035 loan from Travers International, Inc. This loans is at 6% interest with principle and interest all due on May 30, 2012 (Note 5)

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 7: LOAN PAYABLE-(CONTINUED)

Interest expense for the years ended May 31, 2009 and 2008 was $1,089.and $257. Accrued interest expense in total on the loan was $675 and $257 as of May 31, 2009 and 2008.

NOTE 8: NET OPERATING LOSSES

As of May 31, 2009, the Company had a net operating loss carryforward of approximately $35,517. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

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

As of May 31, 2009, the Company had 9,530,000 shares of common stock issued and outstanding.

NOTE 10: STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock:

Common stock, $0.0001 par value: 80,000,000 shares authorized; 9,530,000 issued and outstanding as of May 31, 2009.

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding as of May 31, 2009.

NOTE 11: SUBSEQUENT EVENTS

On June 3, 2009, the Company received $1,745 loan from Travers International, Inc. This loans is at 6% interest with principle and interest all due on June 3, 2011 (Note 6)

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The Executive Officers and Directors of the Company and their ages are as follows:

         Name             Age              Position           Date Elected
         ----             ---              --------           ------------

Edward F. Myers III       41               President         August 15, 2007
CFO, Director

"S" Douglas Henderson     67               Director          August 15, 2007
                                           Secretary         May 9, 2007

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

"S" DOUGLAS HENDERSON has been a director of Ads in Motion since August 2007 and secretary since May 2007. Since 1998 until the present, he is Admissions Director, Senior Flight Instructor of San Diego Flight Training International, San Diego, CA. Since July 2004, he has worked part time as an income tax preparer for H & R Block. Mr. Henderson is also part owner of J. Bright Henderson, Inc., a dealer in fine art.

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

ITEM 11. EXECUTIVE COMPENSATION

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

E Myers III     2009     0         0           0            0          0            0             0         0
CEO, President, 2008     0         0           0            0          0            0             0         0
Director        2007     0         0           0            0          0            0             0         0

S. Henderson    2009     0         0           0            0          0            0             0         0
CFO, Director   2008     0         0           0            0          0            0             0         0
                2007     0         0           0            0          0            0             0         0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 31, 2009, the name, address, and number of shares owned directly or beneficially by persons who own 5% or more of the company's common stock and by each executive officer and director and owner after the Distribution.

                                               Shares/Percent as
       Beneficial Owner                         of May 31, 2009
       ----------------                         ---------------

     "S" Douglas Henderson                       8,000,000 - 83%
     4221 South Allison St.
     Lakewood CO  80235

     Travers International, Inc.                 500,000 - 5%
     4190 Bonita Road
     Bonita Ca, 91902

     Edward F. Myers III                         1,000,000 - 10%
     4139 Corral Canyon
     Bonita, CA  91902

     All Executive Officers                      9,000,000 - 98%
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $9,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2009.

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

August 6, 2009

Ads in Motion, Inc., Registrant

By: Edward F. Myers III


/s/ Edward F. Myers III
--------------------------------
EDWARD F. MYERS III
President and Director
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer


By: "S" DOUGLAS HENDERSON


/s/ "S" Douglas Henderson
--------------------------------
"S" DOUGLAS HENDERSON
Director and Secretary