Form 10-Q
period 2009-08-31
Ads in Motion, Inc.
filed 2009-10-05
CIK 1403243

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,530,000 shares as of September 30, 2009.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the 3 months ended August 31, 2009, prepared by the company, immediately follow.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                                As of              As of
                                                                              August 31,          May 31,
                                                                                2009               2009
                                                                              --------           --------
                                                                             (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $    815           $  1,511
                                                                              --------           --------
TOTAL CURRENT ASSETS                                                               815              1,511

NET FIXED ASSETS                                                                   711                777
                                                                              --------           --------

      TOTAL ASSETS                                                            $  1,526           $  2,288
                                                                              ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued Expense                                                             $  2,581           $    780
                                                                              --------           --------
TOTAL CURRENT LIABILITIES                                                        2,581                780

LONG-TERM LIABILITIES
  Loan Payable                                                                  29,451             26,906
                                                                              --------           --------
Total Long-Term Liabilities                                                     29,451             26,906

      TOTAL LIABILITIES                                                         32,032             27,686

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 80,000,000 shares authorized;
   9,530,000 shares issued and outstanding,as of August 31, 2009 and
   May 31, 2009, respectively)                                                     953                953
  Additional paid-in capital                                                     9,166              9,166
  Deficit accumulated during development stage                                 (40,625)           (35,517)
                                                                              --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (30,506)           (25,398)
                                                                              --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                      $  1,526           $  2,288
                                                                              ========           ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                 April 4, 2001
                                        Three Months         Three Months         (inception)
                                           Ended                Ended               through
                                         August 31,           August 31,           August 31,
                                            2009                 2008                 2009
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                   --

OPERATING COSTS
  Depreciation                                   67                   67                  626
  Administrative expenses                     4,635                7,845               38,348
                                         ----------           ----------           ----------
TOTAL OPERATING COSTS                         4,702                7,912               38,974
                                         ----------           ----------           ----------

OTHER INCOME & (EXPENSES)
  Other income                                   --                   --                  100
  Interest expense                             (405)                (161)              (1,751)
                                         ----------           ----------           ----------
TOTAL OTHER INCOME & (EXPENSES)                (405)                (161)              (1,651)
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $   (5,107)          $   (8,073)          $  (40,625)
                                         ==========           ==========           ==========

BASIC EARNINGS PER SHARE                 $    (0.00)          $    (0.00)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                9,530,000            9,530,000
                                         ==========           ==========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
             From April 4, 2001 (inception) through August 31, 2009
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                     Accumulated
                                                           Common      Additional      During
                                            Common         Stock        Paid-in      Development
                                            Stock          Amount       Capital         Stage          Total
                                            -----          ------       -------         -----          -----
BALANCE APRIL 4, 2001                             --       $   --       $    --       $      --       $      --

Net Loss, May 31, 2001                                                                      --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2001                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2002                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2002                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2003                            --           --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2003                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2004                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2004                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2005                            --           --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2005                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash and
 services on December 7, 2005
 @ $.002 per share                           500,000           50            50                             100
Net Loss, May 31, 2006                                                                     (100)           (100)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2006                        500,000           50            50            (100)             --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash on May 9,
  2007 @ $.000625 per share                8,000,000          800         4,200                           5,000
Stock issued for services on May 9,
  2007 @ $.000625 per share                   30,000            3            16                              19
Net Loss, May 31, 2007                                                                      (41)            (41)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2007                      8,530,000          853         4,266            (141)          4,978
                                          ----------       ------       -------       ---------       ---------
Stock Issued for cash on August 27,
  2007 @ $.005 per share                   1,000,000          100         4,900                           5,000
Net Loss, May 31, 2008                                                                  (15,654)        (15,654)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2008                      9,530,000          953         9,166         (15,795)         (5,676)
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2009                                                                  (19,722)        (19,722)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2009                      9,530,000          953         9,166         (35,517)        (25,398)
                                          ----------       ------       -------       ---------       ---------
Adj to reconcile Accum deficit to
 balance sheet                                                                               (1)             (1)
Net Loss, August 31, 2009                                                                (5,107)         (5,107)
                                          ----------       ------       -------       ---------       ---------
BALANCE, AUGUST 31, 2009 (UNAUDITED)       9,530,000       $  953       $ 9,166       $ (40,625)      $ (30,506)
                                          ==========       ======       =======       =========       =========

                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                       Statements of Cash Flow (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     April 4, 2001
                                                                Three Months       Three Months       (inception)
                                                                   Ended              Ended             through
                                                                 August 31,         August 31,         August 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (5,107)          $ (8,073)          $(40,625)
  Adjustments to reconcile net loss to net cash                         (1)                (1)
   provided by (used in) operating activities:
     Depreciation                                                       67                 67                626
     Common stock issued for services                                   --                 --                 69
  Changes in operating assets and liabilities:
    Increase (decrease) in accrued expenses                          1,800               (255)             2,581
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (3,241)            (8,261)           (37,350)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                              --                 --             (1,336)
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --             (1,336)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan payable - long term                               2,545              4,000             29,451
  Issuance of common stock                                              --              5,200                925
  Additional paid-in capital                                            --                 --              9,125
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        2,545              9,200             39,501
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (696)               939                815

CASH AT BEGINNING OF PERIOD                                          1,511              2,952                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $    815           $  3,891           $    815
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --
                                                                  ========           ========
  Income Taxes                                                    $     --           $     --
                                                                  ========           ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 August 31, 2009
--------------------------------------------------------------------------------

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

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 August 31, 2009
--------------------------------------------------------------------------------

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $40,625 during the period from April 4, 2001 (inception) through August 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4: WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 August 31, 2009
--------------------------------------------------------------------------------

NOTE 5: PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

                                                            As of
                                                 ---------------------------
                                                 August 31,          May 31,
                                                   2009               2009
                                                 --------           --------

     Equipment                                   $  1,336           $  1,336
                                                 --------           --------
        Total Fixed Assets                          1,336              1,336
     Less: Accumulated Depreciation                  (625)              (559)
                                                 --------           --------

        Net Fixed Assets                         $    711           $    777
                                                 ========           ========

Depreciation expenses for the periods ended August 31, 2009 and 2008 were $67 and $67

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

NOTE 7: LOAN PAYABLE

                                                 August 31,          May 31,
                                                   2009               2009
                                                 --------           --------

     Long-term                                   $ 29,451           $ 26,906
                                                 --------           --------
     Total                                       $ 29,451           $ 26,906
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

On May 30, 2009, the Company received $5,035 loan from Travers International, Inc. This loans is at 6% interest with principle and interest all due on May 30, 2012 (Note 5)

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 August 31, 2009
--------------------------------------------------------------------------------

NOTE 7: LOAN PAYABLE-(CONTINUED)

On August 31, 2009, the Company received $5,393 loan from Travers International, Inc. This loan is at 6% interest with principle and interest all due on August 31, 2012. (Note 6)

Interest expense for the period ended August 31, 2009 and 2008 was $405 and $161. Accrued interest expense in total on the loan was $1,751 as of August 31, 2009.

NOTE 8: NET OPERATING LOSSES

As of August 31, 2009, the Company had a net operating loss carryforward of approximately $40,625. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

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

As of August 31, 2009, the Company had 9,530,000 shares of common stock issued and outstanding.

NOTE 10: STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock:

Common stock, $0.0001 par value: 80,000,000 shares authorized; 9,530,000 issued and outstanding as of August 31, 2009.

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding as of August 31, 2009.

NOTE 11: SUBSEQUENT EVENTS

On  September  9,  2009,   the  Company   received   $2,848  loan  from  Travers
International, Inc. This loans is at 6% interest with principle and interest all due on August 31, 2012 (Note 6)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

As of August 31, 2009 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 9,530,000 common shares issued and outstanding as of August 31, 2009.

PLAN OF OPERATION

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $40,625 in expenses through August 31, 2009.

The following table provides selected financial data about our company for the period ended August 31, 2009.

                    Balance Sheet Data:            8/31/09
                    -------------------            -------

                    Cash                          $    815
                    Total assets                  $  1,526
                    Total liabilities             $ 32,032
                    Shareholders' equity          $(30,506)

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

We incurred operating expenses of $4,702 and $7,912 for the three months ended August 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at August 31, 2009 was $815, total assets were $1,526 and outstanding liabilities were $32,032. Travers International, Inc, a shareholder, has agreed to provide funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, which would include miscellaneous office expenses, bookkeeping and audit fees. There are no formal commitments or arrangements to advance or loan funds. We are a development stage company and have generated no revenue to date. We estimate our current cash balance of $815, along with possible loans from our directors or shareholders; will be sufficient for office expenses and fees. We anticipate that we will need approximately $5,000 through the fourth quarter 2009 or until we are able to receive additional funding or generate revenues. These fees are estimated to be $3,000 for accounting and legal fees and $2,000 for administrative costs.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

September 30, 2009

Ads in Motion, Inc., Registrant

By: Edward F. Myers III


/s/ Edward F. Myers III
--------------------------------
President and Director
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer


By: "S" DOUGLAS HENDERSON


/s/ "S" Douglas Henderson
--------------------------------
Director and Secretary