Form 10-Q
period 2009-11-30
Ads in Motion, Inc.
filed 2010-01-12
CIK 1403243

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,530,000 shares as of January 11, 2010.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the three months and six months ended November 30, 2009, prepared by the company, immediately follow.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                              As of             As of
                                                                           November 30,         May 31,
                                                                              2009               2009
                                                                            --------           --------
                                                                           (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $    162           $  1,511
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                             162              1,511

NET FIXED ASSETS                                                                 644                777
                                                                            --------           --------

      TOTAL ASSETS                                                          $    806           $  2,288
                                                                            ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued Expense                                                           $  1,651           $    780
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                      1,651                780

LONG-TERM LIABILITIES
  Loan Payable                                                                32,999             26,906
                                                                            --------           --------
TOTAL LONG-TERM LIABILITIES                                                   32,999             26,906

      TOTAL LIABILITIES                                                       34,650             27,686

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($0.0001 par value, 20,000,000 shares
   authorized; no shares issued)
  Common stock, ($0.0001 par value, 80,000,000 shares authorized;
   9,530,000 shares issued and outstanding, as of November 30, 2009
   and May 31, 2009, respectively)                                               953                953
  Additional paid-in capital                                                   9,166              9,166
  Deficit accumulated during development stage                               (43,963)           (35,517)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (33,844)           (25,398)
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    $    806           $  2,288
                                                                            ========           ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     April 4, 2001
                                   Six Months       Six Months      Three Months     Three Months     (inception)
                                     Ended            Ended            Ended            Ended           through
                                   November 30,     November 30,     November 30,     November 30,     November 30,
                                      2009             2008             2009             2008             2009
                                   ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                         $       --       $       --       $       --       $       --       $       --
                                   ----------       ----------       ----------       ----------       ----------

TOTAL REVENUES                             --               --               --               --               --

OPERATING COSTS
  Depreciation                            134              134               67               67              693
  Administrative expenses               7,421           11,328            2,786            3,483           41,133
                                   ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING COSTS                   7,555           11,462            2,853            3,550           41,826
                                   ----------       ----------       ----------       ----------       ----------

OTHER INCOME & (EXPENSES)
  Other income                             --               --               --               --              100
  Interest expense                       (891)            (432)            (485)            (271)          (2,237)
                                   ----------       ----------       ----------       ----------       ----------
TOTAL OTHER INCOME & (EXPENSES)          (891)            (432)            (485)            (271)          (2,137)
                                   ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                  $   (8,446)      $  (11,894)      $   (3,338)      $   (3,821)      $  (43,963)
                                   ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE           $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                   ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          9,530,000        9,530,000        9,530,000        9,530,000
                                   ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
            From April 4, 2001 (inception) through November 30, 2009
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                     Accumulated
                                                           Common      Additional      During
                                            Common         Stock        Paid-in      Development
                                            Stock          Amount       Capital         Stage          Total
                                            -----          ------       -------         -----          -----
BALANCE APRIL 4, 2001                             --       $   --       $    --       $      --       $      --

Net Loss, May 31, 2001                                                                      --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2001                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2002                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2002                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2003                            --           --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2003                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2004                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2004                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2005                            --           --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2005                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash and
 services on December 7, 2005
 @ $.002 per share                           500,000           50            50                             100
Net Loss, May 31, 2006                                                                     (100)           (100)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2006                        500,000           50            50            (100)             --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash on May 9,
  2007 @ $.000625 per share                8,000,000          800         4,200                           5,000
Stock issued for services on May 9,
  2007 @ $.000625 per share                   30,000            3            16                              19
Net Loss, May 31, 2007                                                                      (41)            (41)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2007                      8,530,000          853         4,266            (141)          4,978
                                          ----------       ------       -------       ---------       ---------
Stock Issued for cash on August 27,
  2007 @ $.005 per share                   1,000,000          100         4,900                           5,000
Net Loss, May 31, 2008                                                                  (15,654)        (15,654)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2008                      9,530,000          953         9,166         (15,795)         (5,676)
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2009                                                                  (19,722)        (19,722)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2009                      9,530,000          953         9,166         (35,517)        (25,398)
                                          ----------       ------       -------       ---------       ---------
Net Loss, November 30, 2009                                                              (8,446)         (8,446)
                                          ----------       ------       -------       ---------       ---------

BALANCE, NOVEMBER 30, 2009 (UNAUDITED)     9,530,000       $  953       $ 9,166       $ (43,963)      $ (33,844)
                                          ==========       ======       =======       =========       =========

                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                       Statements of Cash Flow (Unaudited)
--------------------------------------------------------------------------------

                                                                                                               April 4, 2001
                                                 Six Months      Six Months     Three Months    Three Months    (inception)
                                                   Ended           Ended           Ended           Ended          through
                                                 November 30,    November 30,    November 30,    November 30,    November 30,
                                                    2009            2008            2009            2008            2009
                                                  --------        --------        --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $ (8,446)       $(11,894)       $ (3,338)       $ (3,821)       $(43,963)
  Adjustments to reconcile net loss to net cash         (1)             --              --              --              (1)
   provided by (used in) operating activities:
     Depreciation                                      134             134              67              67             693
     Common stock issued for services                   --              --              --              --              69

  Changes in operating assets and liabilities:
     Increase (decrease) in accrued expenses           871            (555)           (930)           (300)          1,651
                                                  --------        --------        --------        --------        --------
       NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                        (7,442)        (12,315)         (4,201)         (4,054)        (41,551)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                              --              --              --              --          (1,336)
                                                  --------        --------        --------        --------        --------
       NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                            --              --              --              --          (1,336)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan payable - long term               6,093          12,871           3,548           3,671          32,999
  Issuance of common stock                              --              --              --              --             925
  Additional paid-in capital                            --              --              --              --           9,125
                                                  --------        --------        --------        --------        --------
       NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                         6,093          12,871           3,548           3,671          43,049
                                                  --------        --------        --------        --------        --------

NET INCREASE (DECREASE) IN CASH                     (1,349)            556            (653)           (383)            162

CASH AT BEGINNING OF PERIOD                          1,511           2,952             815           3,891              --
                                                  --------        --------        --------        --------        --------

CASH AT END OF PERIOD                             $    162        $  3,508        $    162        $  3,508        $    162
                                                  ========        ========        ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                        $     --        $     --        $     --        $     --
                                                  ========        ========        ========        ========

  Income Taxes                                    $     --        $     --        $     --        $     --
                                                  ========        ========        ========        ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2009
--------------------------------------------------------------------------------

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

The Company has evaluated subsequent events through January 8, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

NOTE 2: SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a May 31, year-end. Interim Financial Statements The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended November 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended May 31, 2009.

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

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 2: SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES - CONTINUED

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

F. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

G. PER SHARE INFORMATION

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share, because the effects of the additional securities, a result of the net loss would be anti-dilutive.

H. STOCK-BASED COMPENSATION

We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The
Company granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 2: SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES - CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $43,963 during the period from April 4, 2001 (inception) through November 30, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4: WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5: PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

                                                               As of
                                                   -----------------------------
                                                   November 30,          May 31,
                                                      2009                2009
                                                    -------             -------

     Equipment                                      $ 1,336             $ 1,336
                                                    -------             -------
           Total Fixed Assets                         1,336               1,336
     Less: Accumulated Depreciation                    (692)               (559)
                                                    -------             -------
           Net Fixed Assets                         $   644             $   777
                                                    =======             =======

Depreciation expenses for the three months ended November 30, 2009 and 2008 were $67 and $67

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

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 7: LOAN PAYABLE

                                                   November 30,          May 31,
                                                      2009                2009
                                                    -------             -------

     Long-term                                      $32,999             $26,906
                                                    -------             -------
     Total                                          $32,999             $26,906
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

On May 30, 2009, the Company received $5,035 loan from Travers International, Inc. This loans is at 6% interest with principle and interest all due on May 30, 2012 (Note 5)

On August 31, 2009, the Company received $5,393 loan from Travers International, Inc. This loan is at 6% interest with principle and interest all due on August 31, 2012. (Note 6)

On  November  30,  2009,   the  Company   received   $3,548  loan  from  Travers
International, Inc. This loan is at 6% interest with principle and interest all due on November 30, 2011. (Note 7)

Interest expense for the three months ended November 30, 2009 and 2008 was $485 and $271. Accrued interest expense in total on the loan was $2,237 as of November 30, 2009.

NOTE 8: NET OPERATING LOSSES

As of November 30, 2009, the Company had a net operating loss carryforward of approximately $43,963. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2009
--------------------------------------------------------------------------------

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

As of November 30, 2009, the Company had 9,530,000 shares of common stock issued and outstanding.

NOTE 10: STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock:

Common stock, $0.0001 par value: 80,000,000 shares authorized; 9,530,000 issued and outstanding as of November 30, 2009.

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding as of November 30, 2009.

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

As of November 30, 2009 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 9,530,000 common shares issued and outstanding as of November 30, 2009.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $43,963 in expenses through November 30, 2009.

The following table provides selected financial data about our company for the period ended November 30, 2009.

                    Balance Sheet Data:           11/30/09
                    -------------------           --------

                    Cash                          $    162
                    Total assets                  $    806
                    Total liabilities             $ 34,650
                    Shareholders' equity          $(33,844)

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

We incurred operating expenses of $2,583 and $3,550 for the three months ended November 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at November 30, 2009 was $162, total assets were $806 and outstanding liabilities were $34,650. Travers International, Inc, a shareholder, has agreed to provide funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, which would include miscellaneous office expenses, bookkeeping and audit fees. There are no formal commitments or arrangements to advance or loan funds. We are a development stage company and have generated no revenue to date. We estimate our current cash balance of $162, along with possible loans from our directors or shareholders; will be sufficient for office expenses and fees. We anticipate that we will need approximately $5,000 through the first quarter 2010 or until we are able to receive additional funding or generate revenues. These fees are estimated to be $3,000 for accounting and legal fees and $2,000 for administrative costs.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

     Exhibit No.                     Description
     -----------                     -----------

        3.1        Articles of Incorporation
        3.2        Bylaws *
       31 Sec. 302 Certification of Chief Executive Officer & Chief Financial Officer
       32 Sec. 906 Certification of Chief Executive Officer & Chief Financial Officer

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

January 11, 2010

Ads in Motion, Inc., Registrant

By: Edward F. Myers III


/s/ Edward F. Myers III
--------------------------------
President and Director
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer


By: "S" DOUGLAS HENDERSON


/s/ "S" Douglas Henderson
--------------------------------
Director and Secretary