Form 10-Q
period 2010-02-28
Ads in Motion, Inc.
filed 2010-04-14
CIK 1403243

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,530,000 shares as of April 13, 2010.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the three and nine months ended February 28, 2010, prepared by the company, immediately follow.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of               As of
                                                                      February 28,          May 31,
                                                                          2010               2009
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     --           $  1,511
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                          --              1,511

NET FIXED ASSETS                                                             577                777
                                                                        --------           --------

      TOTAL ASSETS                                                      $    577           $  2,288
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued Expense                                                       $     --           $    780
  Advance from officer                                                     2,630                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  2,630                780

LONG-TERM LIABILITIES
  Loan Payable                                                                --             26,906
                                                                        --------           --------

TOTAL LONG-TERM LIABILITIES                                                   --             26,906

      TOTAL LIABILITIES                                                    2,630             27,686

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($0.0001 par value, 20,000,000 shares
   authorized; no shares issued)                                              --                 --
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 9,530,000 shares issued and outstanding
   as of February 28, 2010 and May 31, 2009                                  953                953
  Additional paid-in capital                                               9,166              9,166
  Deficit accumulated during development stage                           (12,172)           (35,517)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (2,053)           (25,398)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    577           $  2,288
                                                                        ========           ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                  April 4, 2001
                                   Nine Months     Nine Months    Three Months    Three Months     (inception)
                                     Ended           Ended           Ended           Ended           through
                                   February 28,    February 28,    February 28,    February 28,    February 28,
                                      2010            2009            2010            2009            2010
                                   ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                         $       --      $       --      $       --      $       --      $       --
                                   ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                             --              --              --              --              --

OPERATING COSTS
  Depreciation                            200             200              67              66             759
  Administrative expenses              10,129          14,442           2,707           3,114          43,841
                                   ----------      ----------      ----------      ----------      ----------
TOTAL OPERATING COSTS                 (10,329)        (14,642)         (2,774)         (3,180)        (44,600)
                                   ----------      ----------      ----------      ----------      ----------
OTHER INCOME & (EXPENSES)
  Other income                             --             100              --             100             100
  Forgiveness                          34,565              --          34,565              --          34,565
  Interest expense                       (891)           (760)             --            (328)         (2,237)
                                   ----------      ----------      ----------      ----------      ----------
TOTAL OTHER INCOME & (EXPENSES)        33,674            (660)         34,565            (228)         32,428
                                   ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                  $   23,345      $  (15,302)     $   31,791      $   (3,408)     $  (12,172)
                                   ==========      ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE           $     0.00      $    (0.00)     $     0.00      $    (0.00)
                                   ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          9,530,000       9,530,000       9,530,000       9,530,000
                                   ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
            From April 4, 2001 (inception) through February 28, 2010
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                     Accumulated
                                                           Common      Additional      During
                                            Common         Stock        Paid-in      Development
                                            Stock          Amount       Capital         Stage          Total
                                            -----          ------       -------         -----          -----
BALANCE APRIL 4, 2001                             --       $   --       $    --       $      --       $      --

Net Loss, May 31, 2001                                                                      --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2001                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2002                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2002                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2003                            --           --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2003                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2004                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2004                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2005                            --           --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2005                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash and
 services on December 7, 2005
 @ $.002 per share                           500,000           50            50                             100
Net Loss, May 31, 2006                                                                     (100)           (100)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2006                        500,000           50            50            (100)             --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash on May 9,
  2007 @ $.000625 per share                8,000,000          800         4,200                           5,000
Stock issued for services on May 9,
  2007 @ $.000625 per share                   30,000            3            16                              19
Net Loss, May 31, 2007                                                                      (41)            (41)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2007                      8,530,000          853         4,266            (141)          4,978
                                          ----------       ------       -------       ---------       ---------
Stock Issued for cash on August 27,
  2007 @ $.005 per share                   1,000,000          100         4,900                           5,000
Net Loss, May 31, 2008                                                                  (15,654)        (15,654)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2008                      9,530,000          953         9,166         (15,795)         (5,676)
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2009                                                                  (19,722)        (19,722)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2009                      9,530,000          953         9,166         (35,517)        (25,398)
                                          ----------       ------       -------       ---------       ---------
Net Loss, February 28, 2010                                                              23,345          23,345
                                          ----------       ------       -------       ---------       ---------
BALANCE, FEBRUARY 28, 2010 (UNAUDITED)     9,530,000       $  953       $ 9,166       $ (12,172)      $  (2,053)
                                          ==========       ======       =======       =========       =========

                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                       Statements of Cash Flow (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                 April 4, 2001
                                                    Nine Months     Nine Months    Three Months   Three Months    (inception)
                                                      Ended           Ended           Ended          Ended          through
                                                    February 28,    February 28,    February 28,   February 28,   February 28,
                                                       2010            2009            2010           2009           2010
                                                     --------        --------        --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $ 23,345        $(15,302)       $ 31,791       $ (3,408)      $(12,172)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                         200             200              67             66            759
     Common stock issued for services                      --              --              --             --             69

  Changes in operating assets and liabilities:
     Increase (decrease) in accrued expenses             (780)           (326)            (66)           229             --
                                                     --------        --------        --------       --------       --------
      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                            22,765         (15,428)         31,792         (3,113)       (11,344)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                 --              --              --             --         (1,336)
                                                     --------        --------        --------       --------       --------
      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                --              --              --             --         (1,336)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in advance from officer           2,630              --           2,630             --          2,630
  Increase (Decrease) in note payable                 (26,906)         12,871         (32,999)            --             --
  Issuance of common stock                                 --              --              --             --            925
  Additional paid-in capital                               --              --              --             --          9,125
                                                     --------        --------        --------       --------       --------
      NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                           (24,276)         12,871         (30,369)            --         12,680
                                                     --------        --------        --------       --------       --------

NET INCREASE (DECREASE) IN CASH                        (1,511)         (2,557)          1,423         (3,113)            --

CASH AT BEGINNING OF PERIOD                             1,511           2,952             162          3,508             --
                                                     --------        --------        --------       --------       --------

CASH AT END OF PERIOD                                $     --        $    395        $     --       $    395       $     --
                                                     ========        ========        ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                           $     --        $     --        $     --       $     --       $     --
                                                     ========        ========        ========       ========       ========

  Income Taxes                                       $     --        $     --        $     --       $     --       $     --
                                                     ========        ========        ========       ========       ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2010
--------------------------------------------------------------------------------

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

The Company has evaluated subsequent events through April 13, 2010, the date which the financial statements were issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

NOTE 2: SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a May 31, year-end. Interim Financial Statements The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended May 31, 2009.

B. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

C. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives, 5 year.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 2: SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES - CONTINUED

D. INCOME TAXES

Income taxes are provided in accordance with Codifications topic 740, "Income Taxes", which requires an asset and liability approach for the financial accounting and reporting of income taxes. Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax rate changes and changes in tax law are reflected in income in the period such changes are enacted.

E. USE OF ESTIMATES AND ASSUMPTIONS

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

F. PER SHARE INFORMATION

Net loss per share is calculated in accordance with Codifications topic 260, "Earnings Per Share" for the periods presented. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share, because the effects of the additional securities, a result of the net loss would be anti-dilutive.

G. STOCK-BASED COMPENSATION

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

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 2: SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES - CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, "Generally Accepted Accounting Principles" as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $12,172 during the period from April 4, 2001 (inception) through February 28, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4: WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5: PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

                                                            As of
                                              ------------------------------
                                              February 28,           May 31,
                                                 2010                 2009
                                               --------             --------

Equipment                                      $  1,336             $  1,336
                                               --------             --------
      Total Fixed Assets                          1,336                1,336
Less: Accumulated Depreciation                     (759)                (559)
                                               --------             --------
      Net Fixed Assets                         $    577             $    777
                                               ========             ========

Depreciation expenses for the three months ended February 28, 2010 and 2009 were $67 and $66, respectively ($200 and $200 for the nine month ended February 28, 2010 and 2009, respectively).

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2010
--------------------------------------------------------------------------------

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

Advances from officers and directors are interest free. As of February 28, 2010 and May 31, 2009, $2,630 and nil funds have been advanced to the Company, respectively.

NOTE 7: LOAN PAYABLE

                                              February 28,           May 31,
                                                 2010                 2009
                                               --------             --------

Long-term                                      $     --             $ 26,906
                                               --------             --------
Total                                          $     --             $ 26,906
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

Interest expense for the three months ended February 28, 2010 and 2009 was zero and $328. Accrued interest expense in total on the loan was $2,237 as of February 28, 2010.

On February 28, 2010 Travers International, Inc. forgave all notes in the amount of $32,999 and related interest payable of $1,566 resulting in a gain of $34,565. The Company recorded this amount as other income.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 8: NET OPERATING LOSSES

As of February 28, 2010, the Company had a net operating loss carryforward of approximately $12,172. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

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

As of February, 2010, the Company had 9,530,000 shares of common stock issued and outstanding.

NOTE 10: STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock:

Common stock, $0.0001 par value: 80,000,000 shares authorized; 9,530,000 issued and outstanding as of February 28, 2010.

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding as of February 28, 2010.

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

As of February 28, 2010 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 9,530,000 common shares issued and outstanding as of February 28, 2010.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $12,172 in expenses through February 28, 2010.

The following table provides selected financial data about our company for the period ended February 28, 2010.

                     Balance Sheet Data:           2/28/10
                     -------------------           -------

                     Cash                          $    --
                     Total assets                  $   577
                     Total liabilities             $ 2,630
                     Shareholders' equity          $(2,053)

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

We incurred operating expenses of $2,774 and $3,180 for the three months ended February 28, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business.

We incurred operating expenses of $10,329 and $14,642 for the nine months ended February 28, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business.

LIQUIDITY AND CAPITAL RESOURCES

We had no cash in the bank at February 28, 2010, total assets were $577 and outstanding liabilities were $2,630. Since inception Travers International, Inc, a shareholder, has provided funding that enabled us to maintain a positive cash flow. On February 28, 2010 Travers International, Inc. forgave all notes in the amount of $32,999 and related interest payable of $1,566 resulting in a gain of $34,565. The Company recorded this amount as other income. The Company does not have the cash needed to pay for our current level of operating expenses over the next twelve months. An officer of the Company has verbally agreed to loan us the funds to continue operations, however he has no legal obligation to do so. We are a development stage company and have generated no revenue to date. We anticipate that we will need approximately $5,000 through the second quarter 2010 or until we are able to receive additional funding or generate revenues. These fees are estimated to be $3,000 for accounting and legal fees and $2,000 for administrative costs.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

     Exhibit No.                     Description
     -----------                     -----------

        3.1        Articles of Incorporation *
        3.2        Bylaws **
       31 Sec. 302 Certification of Chief Executive Officer & Chief Financial Officer
       32 Sec. 906 Certification of Chief Executive Officer & Chief Financial Officer

----------
* Incorporated by reference, please see our Form 10-Q filed on January 12, 2010 on the website at www.sec.gov
** Incorporated by reference, please see our Registration Statement on Form S-1 (file number 333-143935) on the website at www.sec.gov

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Bonita, CA, by the undersigned, thereunto duly authorized.

April 13, 2010

Ads in Motion, Inc., Registrant

By: Edward F. Myers III


/s/ Edward F. Myers III
--------------------------------
President and Director
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer


By: "S" Douglas Henderson


/s/ "S" Douglas Henderson
--------------------------------
Director and Secretary