Form 10-K
period 2010-05-31
Ads in Motion, Inc.
filed 2010-07-19
CIK 1403243

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of July 16, 2010, the registrant had 9,530,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                               ADS IN MOTION, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        6
Item 2.  Properties                                                          9
Item 3.  Legal Proceedings                                                   9
Item 4.  Submission of Matters to a Vote of Securities Holders               9

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11
Item 8.  Financial Statements and Supplementary Data                        13
Item 9A. Controls and Procedures                                            23
Item 9B. Other Information                                                  24

                                    Part III

Item 10. Directors and Executive Officers                                   25
Item 11. Executive Compensation                                             26
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    26
Item 13. Certain Relationships and Related Transactions                     27
Item 14. Principal Accounting Fees and Services                             27

                                     Part IV

Item 15. Exhibits                                                           28

Signatures                                                                  28

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

ITEM 1. BUSINESS

GENERAL INFORMATION

Ads in Motion was incorporated in Delaware on April 4, 2001. Our address and telephone numbers are 4139 Corral Canyon, Bonita CA 91902; Phone(619) 200-6769, Fax (619) 421-2653. Ads in Motion uses the concept of an advertising service for businesses within a more-than-one-story office building to display promotional advertising on a TV monitor inside the building's elevators. A TV screen mounted inside a passenger elevator has an immediate captive audience and the advertising would principally be for businesses or professional offices within that building. The Company proposes advertising on a mobile van. The Van displays a video screen and may be seen while traveling from place to place. The advertising on the screen may be changed at will.

We are a development stage company with no revenues or profits. Our fiscal year end is May 31st.

As of May 31, 2010 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 9,530,000 common shares issued and outstanding as of May 31, 2010.

BUSINESS DEVELOPMENT

Ads In Motion has no revenues and limited operations. We have sustained losses since inception, April 4, 2001 to May 31, 2010 of $12,456 and rely solely upon the sale of securities and loans.

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

As of October 2007, Gene and Anita Hill have resigned as officers and directors of Ads in Motion. Mr. Hill has been retired for several years, Mrs. Hill has recently retired. Edward F. Myers III has since been elected as a director and president of Ads in Motion, Inc. Beginning in June of 2007 Edward F. Myers III began serving as general manager of the Company and has been instrumental in the development of the Company's beta test sites.

Ads in Motion does not have sufficient cash resources to operate at the present level of expenditure for the next 12 months. We estimate that we will need a minimum of $5,000 to keep the Company in operation for an additional 12 months. As of May 31, 2010 the Company had no cash. Ads in Motion may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful. The Company has no specific plans at present for raising additional capital.

In the next 12 months, Ads in Motion may pursue arrangements for the sale of its services. Due to a shortage of capital, the Company is using brochures which have already been developed and printed. Future sales and revenue will depend on the general economy and the ability of the Company to raise additional capital.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

All activities are carried out by the officer and director.

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

     The balance sheet for the year ended May 31, 2010, shows a stockholders' equity of negative $2,337 and no working capital. We do not have sufficient funds for the next 12 months of operations. Thus, we must raise additional capital, and there is no assurance that we will be able to raise sufficient capital for continuing needs.

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

     As of this date, Ads in Motion product and service line is only a concept with an experimental location and an experimental mobile facility. No contracts have been signed with building managers or business owners, and there is no assurance that contracts will be forthcoming

(4)  Little Beta testing has been done.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended May 31, 2010.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no market established for our common stock.

As of May 31, 2010, we have 9,530,000 shares of $0.0001 par value common stock issued and outstanding held by 159 shareholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2010.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $12,456 of net losses through May 31, 2010.

The following table provides selected financial data about our company for the year ended May 31, 2010.

                     Balance Sheet Data:           5/31/10
                     -------------------           -------

                     Cash                          $     0
                     Total assets                  $   510
                     Total liabilities             $ 2,847
                     Shareholders' equity          $(2,337)

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

Between June 5, 2007 and November 30, 2009 Travers International had loaned the Company $32,999 which had accrued interest of $1,566 for a total of $34,565. On February 28, 2010 Travers International forgave all notes, including accrued interest, resulting in a gain of $34,565. The Company recorded this amount as other income.

We incurred operating expenses of $10,613 and $18,733 for the years ended May 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business.

LIQUIDITY AND CAPITAL RESOURCES

We had no cash in the bank at May 31, 2010, total assets were $510 and outstanding liabilities were $2,847. There are no formal commitments or arrangements with anyone to advance or loan funds. We are a development stage company and have generated no revenue to date. We anticipate that we will need approximately $5,000 through 2010 or until we are able to receive additional funding or generate revenues. These fees are estimated to be $3,000 for accounting and legal fees and $2,000 for administrative costs.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

The following are the projected future activities of the Company. These actives will depend on the ability of Ads in Motion to raise capital or obtain loans.

In the next 12 months, Ads in Motion may pursue arrangements for the sale of its services. Do to a shortage of capital the Company is using brochures which have already been developed and printed. Future sales and revenue will depend on the general economy and the ability of the Company to raise additional capital.

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


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Ads In Motion, Inc.

We have audited the accompanying balance sheets of Ads In Motion, Inc. (A Development Stage Company, the "Company") as of May 31, 2010 and 2009 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from April 4, 2001 (inception) through May 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ads In Motion, Inc. as of May 31, 2010 and 2009, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang Park
--------------------
CHANG G. PARK, CPA

July 16, 2010
San Diego, CA. 92108



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of              As of
                                                                         May 31,            May 31,
                                                                          2010               2009
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     --           $  1,511
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                          --              1,511

NET FIXED ASSETS                                                             510                777
                                                                        --------           --------

      TOTAL ASSETS                                                      $    510           $  2,288
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued Expense                                                       $    357           $    780
  Loan payable                                                             2,490                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  2,847                780

LONG-TERM LIABILITIES
  Note payable                                                                --             26,906
                                                                        --------           --------
TOTAL LONG-TERM LIABILITIES                                                   --             26,906

      TOTAL LIABILITIES                                                    2,847             27,686

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($0.0001 par value, 20,000,000 shares
   authorized; no shares issued)                                              --                 --
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 9,530,000 shares issued and outstanding
   as of May 31, 2010 and 2009                                               953                953
  Additional paid-in capital                                               9,166              9,166
  Deficit accumulated during development stage                           (12,456)           (35,517)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (2,337)           (25,398)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    510           $  2,288
                                                                        ========           ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                  April 4, 2001
                                                                                   (inception)
                                         Year Ended           Year Ended             through
                                           May 31,              May 31,              May 31,
                                            2010                 2009                 2010
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                   --

OPERATING COSTS
  Depreciation                                  267                  267                  826
  Administrative expenses                    10,346               18,466               44,058
                                         ----------           ----------           ----------
TOTAL OPERATING COSTS                       (10,613)             (18,733)             (44,884)
                                         ----------           ----------           ----------
OTHER INCOME & (EXPENSES)
  Other income                                   --                  100                  100
  Forgiveness                                34,565                   --               34,565
  Interest expense                             (891)              (1,089)              (2,237)
                                         ----------           ----------           ----------
TOTAL OTHER INCOME & (EXPENSES)              33,674                 (989)              32,428
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $   23,061           $  (19,722)          $  (12,456)
                                         ==========           ==========           ==========

BASIC EARNINGS PER SHARE                 $     0.00           $    (0.00)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                9,530,000            9,530,000
                                         ==========           ==========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
               From April 4, 2001 (inception) through May 31, 2010
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                     Accumulated
                                                           Common      Additional      During
                                            Common         Stock        Paid-in      Development
                                            Stock          Amount       Capital         Stage          Total
                                            -----          ------       -------         -----          -----
BALANCE APRIL 4, 2001                             --       $   --       $    --       $      --       $      --

Net Loss, May 31, 2001                                                                      --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2001                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2002                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2002                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2003                            --           --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2003                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2004                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2004                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2005                            --           --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2005                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash and
 services on December 7, 2005
 @ $.002 per share                           500,000           50            50                             100
Net Loss, May 31, 2006                                                                     (100)           (100)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2006                        500,000           50            50            (100)             --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash on May 9,
  2007 @ $.000625 per share                8,000,000          800         4,200                           5,000
Stock issued for services on May 9,
  2007 @ $.000625 per share                   30,000            3            16                              19
Net Loss, May 31, 2007                                                                      (41)            (41)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2007                      8,530,000          853         4,266            (141)          4,978
                                          ----------       ------       -------       ---------       ---------
Stock Issued for cash on August 27,
  2007 @ $.005 per share                   1,000,000          100         4,900                           5,000
Net Loss, May 31, 2008                                                                  (15,654)        (15,654)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2008                      9,530,000          953         9,166         (15,795)         (5,676)
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2009                                                                  (19,722)        (19,722)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2009                      9,530,000          953         9,166         (35,517)        (25,398)
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2010                                                                   23,061          23,061
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2010                      9,530,000       $  953       $ 9,166       $ (12,456)      $  (2,337)
                                          ==========       ======       =======       =========       =========

                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                             Statements of Cash Flow
--------------------------------------------------------------------------------

                                                                                                      April 4, 2001
                                                                                                       (inception)
                                                                 Year Ended         Year Ended           through
                                                                   May 31,            May 31,            May 31,
                                                                    2010               2009               2010
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ 23,061           $(19,722)          $(12,456)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                      267                267                826
     Loan forgiveness                                              (34,565)                --                 --
     Common stock issued for services                                   --                 --                 69

  Changes in operating assets and liabilities:
     Increase (decrease) in accrued expenses                          (423)               108                357
                                                                  --------           --------           --------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (11,660)           (19,347)           (11,204)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                              --                 --             (1,336)
                                                                  --------           --------           --------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --             (1,336)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan payable                                           2,490                 --              2,490
  Increase (Decrease) in note payable                                7,659             17,906                 --
  Issuance of common stock                                              --                 --                925
  Additional paid-in capital                                            --                 --              9,125
                                                                  --------           --------           --------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       10,149             17,906             12,540
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (1,511)            (1,441)                --

CASH AT BEGINNING OF YEAR                                            1,511              2,952                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $     --           $  1,511           $     --
                                                                  ========           ========           ========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              May 31, 2010 and 2009
--------------------------------------------------------------------------------

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

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              May 31, 2010 and 2009
--------------------------------------------------------------------------------

NOTE 2: SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES - CONTINUED

E. USE OF ESTIMATES AND ASSUMPTIONS-CONTINUED

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

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              May 31, 2010 and 2009
--------------------------------------------------------------------------------

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $12,456 during the period from April 4, 2001 (inception) through May 31, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4: WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5: PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

                                                          As of
                                               ---------------------------
                                                May 31,            May 31,
                                                 2010               2009
                                               --------           --------

       Equipment                               $  1,336           $  1,336
                                               --------           --------
          Total Fixed Assets                      1,336              1,336
       Less: Accumulated Depreciation              (826)              (559)
                                               --------           --------
          Net Fixed Assets                     $    510           $    777
                                               ========           ========

Depreciation expenses for the years ended May 31, 2010 and 2009 was $267 for each year.

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

NOTE 7: LOAN PAYABLE

The Company was loaned money to help finance current operating expenses from unrelated party. As of May 31, 2010, the Company owes $2,490.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              May 31, 2010 and 2009
--------------------------------------------------------------------------------

NOTE 8: NOTE PAYABLE

                               May 31, 2010           May 31, 2009
                               ------------           ------------

              Long-term          $     --               $ 26,906
                                 --------               --------
              Total              $     --               $ 26,906
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

Interest expense for the year ended May 31, 2010 and 2009 was $891 and $1,089.

On February 28, 2010 Travers International, Inc. forgave all notes in the amount of $32,999 and related interest payable of $1,566 resulting in a gain of $34,565. The Company recorded this amount as other income.

NOTE 9: NET OPERATING LOSSES

As of May 31, 2010, the Company had a net operating loss carryforward of approximately $12,456. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              May 31, 2010 and 2009
--------------------------------------------------------------------------------

NOTE 10: STOCK TRANSACTIONS

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

As of May 31, 2010 and 2009, the Company had 9,530,000 shares of common stock issued and outstanding.

NOTE 11: STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock:

Common stock, $0.0001 par value: 80,000,000 shares authorized; 9,530,000 issued and outstanding as of May 31, 2010.

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding as of May 31, 2010.

NOTE 12: SUBSEQUENT EVENTS

The Company evaluates subsequent events through the date the accompanying financial statements were issued, which was June 16, 2010 (the date of filing). The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of May 31, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

RESIGNATION OF A DIRECTOR

"S" Douglas Henderson resigned from the Board of Directors of the Company, and as the Company's Secretary, effective as of June 28, 2010, for personal reasons. "S" Douglas Henderson has been a director of Ads in Motion since August 2007 and Secretary since May 2007.

On June 28, 2010, the Company appointed Edward F. Myers, III as Secretary.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Executive Officers and Directors of the Company and their ages are as follows:

         Name                    Age       Position           Date Elected
         ----                    ---       --------           ------------

Edward F. Myers III              43        President         August 15, 2007
CFO, Director and Secretary

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

E Myers III     2010     0         0           0            0          0            0             0         0
CEO, President, 2009     0         0           0            0          0            0             0         0
Director        2008     0         0           0            0          0            0             0         0

S. Henderson    2010     0         0           0            0          0            0             0         0
Former CFO,     2009     0         0           0            0          0            0             0         0
Director        2008     0         0           0            0          0            0             0         0

At present, Ads in Motion is operated by its Executive Officer and Director at no compensation and no compensation has been paid to date. No Executive Officer or Director is expected to earn in excess of $50,000 in the foreseeable future. Ads in Motion has no pension or profit-sharing plan. Ads in Motion may change or increase salaries as Ads in Motion's profits and cash flow allow; however, there are no present plans to do so.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 31, 2010, the name, address, and number of shares owned directly or beneficially by persons who own 5% or more of the Company's common stock and by each executive officer and director and owner after the Distribution.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $6,800 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2010.

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

July 16, 2010

Ads in Motion, Inc., Registrant

By: Edward F. Myers III


/s/ Edward F. Myers III
------------------------------------
EDWARD F. MYERS III
President and Director
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer