Form 10-Q
period 2010-08-31
Ads in Motion, Inc.
filed 2010-10-05
CIK 1403243

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,530,000 shares as of October 5, 2010.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the three months ended August 31, 2010, prepared by the company, immediately follow.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of              As of
                                                                        August 31,          May 31,
                                                                          2010               2010
                                                                        --------           --------
                                                                       (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     --           $     --
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                          --                 --

NET FIXED ASSETS                                                             444                510
                                                                        --------           --------

      TOTAL ASSETS                                                      $    444           $    510
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued Expense                                                       $     --           $    357
  Loan payable                                                             8,137              2,490
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  8,137              2,847

      TOTAL LIABILITIES                                                    8,137              2,847

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($0.0001 par value, 20,000,000 shares
   authorized; no shares issued)                                              --                 --
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 9,530,000 shares issued and outstanding
   as of August 31, and May 31, 2010                                         953                953
  Additional paid-in capital                                               9,166              9,166
  Deficit accumulated during development stage                           (17,812)           (12,456)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (7,693)            (2,337)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    444           $    510
                                                                        ========           ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                 April 4, 2001
                                        Three Months         Three Months         (inception)
                                           Ended                Ended               through
                                         August 31,           August 31,           August 31,
                                            2010                 2009                 2010
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                   --

OPERATING COSTS
  Depreciation                                   66                   66                  893
  Administrative expenses                     5,290                4,636               49,347
                                         ----------           ----------           ----------
TOTAL OPERATING COSTS                        (5,356)              (4,702)             (50,240)
                                         ----------           ----------           ----------
OTHER INCOME & (EXPENSES)
  Other income                                   --                   --                  100
  Forgiveness                                    --                   --               34,565
  Interest expense                               --                 (405)              (2,237)
                                         ----------           ----------           ----------
TOTAL OTHER INCOME & (EXPENSES)                  --                 (405)              32,428
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $   (5,356)          $   (5,107)          $  (17,812)
                                         ==========           ==========           ==========

BASIC EARNINGS PER SHARE                 $    (0.00)          $    (0.00)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                9,530,000            9,530,000
                                         ==========           ==========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
             From April 4, 2001 (inception) through August 31, 2010
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                     Accumulated
                                                           Common      Additional      During
                                            Common         Stock        Paid-in      Development
                                            Stock          Amount       Capital         Stage          Total
                                            -----          ------       -------         -----          -----
BALANCE APRIL 4, 2001                             --       $   --       $    --       $      --       $      --

Net Loss, May 31, 2001                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2001                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2002                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2002                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2003                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2003                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2004                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2004                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2005                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2005                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash and
 services on December 7, 2005
 @ $.002 per share                           500,000           50            50                             100
Net Loss, May 31, 2006                                                                     (100)           (100)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2006                        500,000           50            50            (100)             --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash on May 9,
  2007 @ $.000625 per share                8,000,000          800         4,200                           5,000
Stock issued for services on May 9,
  2007 @ $.000625 per share                   30,000            3            16                              19
Net Loss, May 31, 2007                                                                      (41)            (41)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2007                      8,530,000          853         4,266            (141)          4,978
                                          ----------       ------       -------       ---------       ---------
Stock Issued for cash on August 27,
  2007 @ $.005 per share                   1,000,000          100         4,900                           5,000
Net Loss, May 31, 2008                                                                  (15,654)        (15,654)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2008                      9,530,000          953         9,166         (15,795)         (5,676)
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2009                                                                  (19,722)        (19,722)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2009                      9,530,000          953         9,166         (35,517)        (25,398)
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2010                                                                   23,061          23,061
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2010                      9,530,000          953         9,166         (12,456)         (2,337)
                                          ----------       ------       -------       ---------       ---------
Net Loss, Three months ended
 August 31, 2010                                                                         (5,356)         (5,356)
                                          ----------       ------       -------       ---------       ---------
BALANCE, AUGUST 31, 2010 (UNAUDITED)       9,530,000       $  953       $ 9,166       $ (17,812)      $  (7,693)
                                          ==========       ======       =======       =========       =========

                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                       Statements of Cash Flow (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      April 4, 2001
                                                                 Three Months       Three Months       (inception)
                                                                    Ended              Ended             through
                                                                  August 31,         August 31,         August 31,
                                                                     2010               2009               2010
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (5,356)          $ (5,107)          $(17,812)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                        66                 66                892
     Common stock issued for services                                    --                 --                 69
  Changes in operating assets and liabilities:
     Increase (decrease) in accrued expenses                           (357)             1,800                 --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (5,647)            (3,241)           (16,851)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                               --                 --             (1,336)
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --             (1,336)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan payable                                            5,647                 --              8,137
  Increase in loan payable-long term                                     --              2,545                 --
  Issuance of common stock                                               --                 --                925
  Additional paid-in capital                                             --                 --              9,125
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         5,647              2,545             18,187
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          --               (696)                --

CASH AT BEGINNING OF PERIOD                                              --              1,511                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $     --                815           $     --
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           August 31, 2010 (Unaudited)
--------------------------------------------------------------------------------

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

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended May 31, 2010.

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

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           August 31, 2010 (Unaudited)
--------------------------------------------------------------------------------

NOTE 2: SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES (CONTINUED)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On February 24, 2010, the FASB issued guidance in the "Subsequent Events" topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued;
(2) amending the glossary of the "Subsequent Events" topic to include the definition of "SEC filer" and exclude the definition of "Public entity"; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company's results of operations of financial condition.

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

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           August 31, 2010 (Unaudited)
--------------------------------------------------------------------------------

NOTE 2: SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $17,812 during the period from April 4, 2001 (inception) through August 31, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4: WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5: PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

                                                           As of
                                               -----------------------------
                                               August 31,            May 31,
                                                 2010                 2010
                                               --------             --------

      Equipment                                $  1,336             $  1,336
                                               --------             --------
            Total Fixed Assets                    1,336                1,336
      Less: Accumulated Depreciation               (892)                (826)
                                               --------             --------
            Net Fixed Assets                   $    444             $    510
                                               ========             ========

Depreciation expenses for the three months ended August 31, 2010 and 2009 was $66 for each year.

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

NOTE 7: LOAN PAYABLE

The Company was loaned money to help finance current operating expenses from an unrelated party. As of August 31, 2010, the Company owes $8,137.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           August 31, 2010 (Unaudited)
--------------------------------------------------------------------------------

NOTE 8: NET OPERATING LOSSES

As of August 31, 2010, the Company had a net operating loss carryforward of approximately $17,812. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

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

As of August 31, 2010 and May 31, 2010, the Company had 9,530,000 shares of common stock issued and outstanding.

NOTE 10: STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock:

Common stock, $0.0001 par value: 80,000,000 shares authorized; 9,530,000 issued and outstanding as of August 31, 2010.

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding as of August 31, 2010.

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

As of August 31, 2010 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 9,530,000 common shares issued and outstanding as of August 31, 2010.

PLAN OF OPERATION

In the next 12 months, Ads in Motion will pursue arrangements for the sale of its services. Due to a shortage of capital the Company is using brochures which have already been developed and printed. These brochures are being distributed by placing them is places where they can be obtained by prospective customers. Future sales and revenue will depend on the general economy and the ability of the Company to raise additional capital.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $17,812 in expenses through August 31, 2010.

The following table provides selected financial data about our company for the period ended August 31, 2010.

                 Balance Sheet Data:                   8/31/10
                 -------------------                   -------

                 Cash                                  $    --
                 Total assets                          $   444
                 Total liabilities                     $ 8,137
                 Shareholders' equity (deficit)        $(7,693)

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

We incurred operating expenses of $5,356 and $4,702 for the three months ended August 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business.

LIQUIDITY AND CAPITAL RESOURCES

We had no cash in the bank at August 31, 2010, total assets were $444 and outstanding liabilities were $8,137. Since inception Travers International, Inc, a shareholder, has provided funding that enabled us to maintain a positive cash flow. On February 28, 2010 Travers International, Inc. forgave all notes in the amount of $32,999 and related interest payable of $1,566 resulting in a gain of $34,565. The Company recorded this amount as other income. The Company does not have the cash needed to pay for our current level of operating expenses over the next twelve months. The Company is currently endeavoring to raise sufficient funds to continue operations. We are a development stage company and have generated no revenue to date. We anticipate that we will need approximately $5,000 through 2010 or until we are able to receive additional funding or generate revenues. These fees are estimated to be $3,000 for accounting and legal fees and $2,000 for administrative costs.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.                          Description
-----------                          -----------

 3.1           Articles of Incorporation
 3.2           Bylaws*
31             Sec. 302 Certification of Chief Executive Officer & Chief
               Financial Officer
32             Sec. 906 Certification of Chief Executive Officer & Chief
               Financial Officer

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

October 5, 2010

Ads in Motion, Inc., Registrant

By: Edward F. Myers III


/s/ Edward F. Myers III
------------------------------------
President and Director
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer