Form 10-Q
period 2010-11-30
Ads in Motion, Inc.
filed 2010-12-23
CIK 1403243

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,530,000 shares as of December 22, 2010.

ITEM 1. FINANCIAL STATEMENTS

The quarterly unaudited financial statements for the three and six months ended November 30, 2010, prepared by the company, immediately follow.

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of              As of
                                                                       November 30,         May 31,
                                                                          2010               2010
                                                                        --------           --------
                                                                       (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     --           $     --
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                          --                 --

NET FIXED ASSETS                                                             377                510
                                                                        --------           --------

      TOTAL ASSETS                                                      $    377           $    510
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accrued Expense                                                       $     --           $    357
  Loan payable                                                            11,020              2,490
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 11,020              2,847

      TOTAL LIABILITIES                                                   11,020              2,847

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($0.0001 par value, 20,000,000 shares
   authorized; no shares issued)                                              --                 --
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 9,530,000 shares issued and outstanding
   as of November 30, and May 31, 2010                                       953                953
  Additional paid-in capital                                               9,166              9,166
  Deficit accumulated during development stage                           (20,762)           (12,456)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (10,643)            (2,337)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    377           $    510
                                                                        ========           ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     April 4, 2001
                                  Six Months       Six Months      Three Months     Three Months      (inception)
                                    Ended            Ended            Ended            Ended           through
                                  November 30,     November 30,     November 30,     November 30,     November 30,
                                     2010             2009             2010             2009             2010
                                  ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                        $       --       $       --       $       --       $       --       $       --
                                  ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                            --               --               --               --               --

OPERATING COSTS
  Depreciation                           133              134               67               67              959
  Administrative expenses              8,173            7,421            2,883            2,786           52,231
                                  ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING COSTS                 (8,306)          (7,555)          (2,950)          (2,853)         (53,190)
                                  ----------       ----------       ----------       ----------       ----------
OTHER INCOME & (EXPENSES)
  Other income                            --               --               --               --              100
  Forgiveness                             --               --               --               --           34,565
  Interest expense                        --             (891)              --             (485)          (2,237)
                                  ----------       ----------       ----------       ----------       ----------
TOTAL OTHER INCOME & (EXPENSES)           --             (891)              --             (485)          32,428
                                  ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                 $   (8,306)      $   (8,446)      $   (2,950)      $   (3,338)      $  (20,762)
                                  ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE          $    (0.00)      $    (0.00)           (0.00)           (0.00)
                                  ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         9,530,000        9,530,000        9,530,000        9,530,000
                                  ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
            From April 4, 2001 (inception) through November 30, 2010
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                     Accumulated
                                                           Common      Additional      During
                                            Common         Stock        Paid-in      Development
                                            Stock          Amount       Capital         Stage          Total
                                            -----          ------       -------         -----          -----
BALANCE APRIL 4, 2001                             --       $   --       $    --       $      --       $      --

Net Loss, May 31, 2001                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2001                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2002                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2002                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2003                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2003                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2004                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2004                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2005                                                                       --              --
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2005                             --           --            --              --              --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash and
 services on December 7, 2005
 @ $.002 per share                           500,000           50            50                             100
Net Loss, May 31, 2006                                                                     (100)           (100)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2006                        500,000           50            50            (100)             --
                                          ----------       ------       -------       ---------       ---------
Stock issued for cash on May 9,
  2007 @ $.000625 per share                8,000,000          800         4,200                           5,000
Stock issued for services on May 9,
  2007 @ $.000625 per share                   30,000            3            16                              19
Net Loss, May 31, 2007                                                                      (41)            (41)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2007                      8,530,000          853         4,266            (141)          4,978
                                          ----------       ------       -------       ---------       ---------
Stock Issued for cash on August 27,
  2007 @ $.005 per share                   1,000,000          100         4,900                           5,000
Net Loss, May 31, 2008                                                                  (15,654)        (15,654)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2008                      9,530,000          953         9,166         (15,795)         (5,676)
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2009                                                                  (19,722)        (19,722)
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2009                      9,530,000          953         9,166         (35,517)        (25,398)
                                          ----------       ------       -------       ---------       ---------
Net Loss, May 31, 2010                                                                   23,061          23,061
                                          ----------       ------       -------       ---------       ---------
BALANCE, MAY 31, 2010                      9,530,000          953         9,166         (12,456)         (2,337)
                                          ----------       ------       -------       ---------       ---------
Net Loss, Six months ended
 November 30, 2010                                                                       (8,306)         (8,306)
                                          ----------       ------       -------       ---------       ---------
BALANCE, NOVEMBER 30, 2010 (UNAUDITED)     9,530,000       $  953       $ 9,166       $ (20,762)      $ (10,643)
                                          ==========       ======       =======       =========       =========

                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                       Statements of Cash Flow (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      April 4, 2001
                                                                 Six Months         Six Months         (inception)
                                                                   Ended              Ended              through
                                                                 November 30,       November 30,       November 30,
                                                                    2010               2009               2010
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (8,306)          $ (8,446)          $(20,762)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation                                                      133                133                959
     Common stock issued for services                                   --                 --                 69
  Changes in operating assets and liabilities:
     Increase (decrease) in accrued expenses                          (357)               871                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (8,530)            (7,442)           (19,734)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                              --                 --             (1,336)
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --             (1,336)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan payable                                           8,530             11,020
  Increase in loan payable-long term                                    --              6,093                 --
  Issuance of common stock                                              --                 --                925
  Additional paid-in capital                                            --                 --              9,125
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        8,530              6,093             21,070
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         --             (1,349)                --

CASH AT BEGINNING OF PERIOD                                             --              1,511                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $     --                162           $     --
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          November 30, 2010 (Unaudited)
--------------------------------------------------------------------------------

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

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended May 31, 2010.

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

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          November 30, 2010 (Unaudited)
--------------------------------------------------------------------------------

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

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          November 30, 2010 (Unaudited)
--------------------------------------------------------------------------------

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $20,762 during the period from April 4, 2001 (inception) through November 30, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4: WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5: PROPERTY AND EQUIPEMENT

Property and equipment consists of the following:

                                                        As of
                                            -----------------------------
                                            November 30,          May 31,
                                               2010                2010
                                             -------             -------

     Equipment                               $ 1,336             $ 1,336
                                             -------             -------
        Total Fixed Assets                     1,336               1,336
     Less: Accumulated Depreciation             (959)               (826)
                                             -------             -------
        Net Fixed Assets                     $   377             $   510
                                             =======             =======

Depreciation expenses for the six months ended November 30, 2010 and 2009 was $134 for each period.

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

                               ADS IN MOTION, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          November 30, 2010 (Unaudited)
--------------------------------------------------------------------------------

NOTE 7: LOAN PAYABLE

The Company was loaned money to help finance current operating expenses from an unrelated party. As of November 30, 2010, the Company owes $11,020. The loan is unsecured and non interest-bearing.

NOTE 8: NET OPERATING LOSSES

As of November 30, 2010, the Company had a net operating loss carryforward of approximately $20,762. Net operating loss carryforward, expires twenty years from the date the loss was incurred.

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

As of November 30, 2010 and May 31, 2010, the Company had 9,530,000 shares of common stock issued and outstanding.

NOTE 10: STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock:

Common stock, $0.0001 par value: 80,000,000 shares authorized; 9,530,000 issued and outstanding as of November 30, 2010.

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding as of November 30, 2010.

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

As of November 30, 2010 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 9,530,000 common shares issued and outstanding as of November 30, 2010.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $20,762 in expenses through November 30, 2010.

The following table provides selected financial data about our company for the periods ended November 30, 2010 and May 31, 2010.

      Balance Sheet Data:                     11/30/10            5/31/10
      -------------------                     --------            -------

      Cash                                    $     --           $     --
      Total assets                            $    377           $    510
      Total liabilities                       $ 11,020           $  2,847
      Shareholders' equity (deficit)          $(10,643)          $ (2,337)

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

We incurred operating expenses of $2,950 and $2,853 for the three month periods ended November 30, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business.

We incurred operating expenses of $8,306 and $7,555 for the six month periods ended November 30, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business.

LIQUIDITY AND CAPITAL RESOURCES

We had no cash in the bank at November 30, 2010, total assets were $377 and outstanding liabilities were $11,020. The Company does not have the cash needed to pay for our current level of operating expenses over the next twelve months. The Company is currently endeavoring to raise sufficient funds to continue operations. We are a development stage company and have generated no revenue to date. We anticipate that we will need approximately $4,000 through 2010 or until we are able to receive additional funding or generate revenues. These fees are estimated to be $3,000 for accounting and legal fees and $1,000 for administrative costs.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

December 22, 2010

Ads in Motion, Inc., Registrant

By: Edward F. Myers III


/s/ Edward F. Myers III
------------------------------------
President and Director
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer