Form 10-Q
period 2011-02-26
Ads In Motion, Inc.
filed 2011-04-15
CIK 1403243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission File Number: 000-53460

ADS IN MOTION, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4856713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

159 South Street Morristown, New Jersey	07960
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 973-984-7998

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒    No   ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes   ☐    No   ☒

There were 15,943,000 shares of the Registrant’s Common Stock outstanding at April 14, 2011.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about the following subjects:

•	business strategies;
•	growth opportunities;
•	competitive position;
•	market outlook;
•	expected financial position;
•	expected results of operations;
•	future cash flows;
•	financing plans;
•	plans and objectives of management;
•	tax treatment of the February 2011 acquisition of Magla International,LLC;
•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above and discussed under “Risk Factors” included in the Company’s Current Report on Form 8-K dated February 8, 2011, as filed with the Securities and Exchange Commission (the “Commission”) on February 14, 2011, as amended by Amendment No. 1 to Current Report on Form 8-K/A, as filed with the Commission on April 11, 2011. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

In this Quarterly Report on Form 10-Q, unless otherwise noted or as the context otherwise requires: the “Company,” “Ads In Motion,” “we,” “us,” and “our” refers to the combined company Ads In Motion, Inc. and its subsidiaries; “Magla” refers to either (i) the pre-Share Exchange Magla International, LLC and its subsidiaries or (ii) post-Share Exchange, the main operating subsidiary of the Company; “Magla Products” refers to the pre-Share Exchange Magla Products, LLC and its subsidiaries; “Share Exchange Agreement” refers to the Share Exchange Agreement among the Company, its principal stockholders and Magla Products dated as of February 8, 2011; “Share Exchange” refers to the closing of the reverse acquisition of Magla whereby we acquired all of the issued and outstanding membership units of Magla from Magla Products in exchange for 13,455,700 shares of our common stock, which resulted in Magla becoming a wholly owned subsidiary of the Company.

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) the Share Exchange was accounted for as a reverse acquisition in which Magla was deemed to be the accounting acquirer.  Therefore, the financials reported herein are the historical financials of Magla and its parent and predecessor company, Magla Products.

ADS IN MOTION, INC.

FORM 10-Q QUARTERLY REPORT
FEBRUARY 26, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
ADS IN MOTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	February 26, 2011	November 27, 2010
ASSETS
Current assets
Cash and cash equivalents	$185,663	$183,788
Accounts receivable, net	502,252	4,015,336
Inventories	4,373,112	6,809,504
Note receivable, related entity	-	475,000
Prepaid expenses and other assets	62,248	75,002
Total current assets	5,123,275	11,558,630

Property, equipment and improvements, net	218,308	285,699
Notes receivable - related entities	-	6,454,306
Due from related parties	-	1,429,672
Mortgage receivable - member	-	253,650
Other assets	693,811	485,653
	$6,035,394	$20,467,610

LIABILITIES AND STOCKHOLDERS'/MEMBERS’ DEFICIENCY
Current liabilities
Due to factor	$1,491,934	$-
Short-term borrowings	-	6,801,657
Current portion of long-term debt	18,405	594,427
Current portion of note payable - former member	-	4,503,628
Current portion of debentures	264,167	-
Derivative liabilities	163,122	-
Accounts payable	8,869,630	9,624,009
Accrued expenses and other current liabilities	2,027,060	1,909,792
Total current liabilities	12,834,318	23,433,513

Debentures, net of current portion	968,404	-
Long-term debt, net of current portion	23,118	28,921
Accounts payable, net of current portion	618,181	1,904,188
Deferred compensation plan payable	53,300	53,300
Notes payable - related entities	-	5,198,569
Note payable - former member, net of current portion	-	2,562,500
	14,497,321	33,180,991

Commitments and contingencies

STOCKHOLDERS’/MEMBERS' DEFICIENCY
Common stock, $.0001 par value; 80,000,000 shares authorized; 15,943,000 shares issued and outstanding at February 26, 2011	1,594	-
Additional paid-in capital	263,816	-
Accumulated deficit/members' deficiency	(8,727,337)	(12,713,381)
	(8,461,927)	(12,713,381)
	$6,035,394	$20,467,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS IN MOTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended	Three months ended
	February 26, 2011	February 27, 2010

Net sales	$4,512,997	$10,643,197

Cost of sales	4,195,240	8,044,413
Gross profit	317,757	2,598,784

Operating expenses
Selling	972,931	1,622,074
General and administrative	772,481	777,886
	1,745,412	2,399,960

Income (loss) from operations	(1,427,655)	198,824

Other income (expense)
Interest income	57,557	83,550
Interest expense	(164,742)	(239,537)
Merger costs	(512,910)	-
Gain on derivative instruments	27,187	-
	(592,908)	(155,987)

Net income (loss)	$(2,020,563)	$42,837

Earnings (loss) per share, basic and diluted	$(0.13)	$ *

Weighted average common shares outstanding, basic	15,196,891	15,000,000
Common stock equivalents	-	1,200,000
Weighted average common shares outstanding, diluted	15,196,891	16,200,000

* Less than $0.005

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS IN MOTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended February 26, 2011	Three Months Ended February 27, 2010
Cash flows from operating activities
Net income (loss)	$(2,020,563)	$42,837
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Recovery of allowance for doubtful accounts	(86,147)	-
Depreciation and amortization	37,117	38,182
Amortization of debt discount	11,992	-
Common stock and warrants issued for services related to merger	226,430	-
Gain on derivative instruments	(27,187)	-
Changes in assets and liabilities
Accounts receivable	3,599,231	(38,867)
Inventories	2,436,392	314,053
Prepaid expenses and other assets	12,754	88,458
Other assets	(24,523)	-
Accounts payable	35,854	(196,351)
Accrued expenses and other current liabilities	67,271	(187,429)
Net cash provided by operating activities	4,268,621	60,883

Cash flows from investing activities
Purchase of property, equipment and improvements	(3,849)	(39,383)
Due from related parties	(8,313)	(96,991)
Proceeds received from note receivable, related entity	475,000	-
Net cash provided by (used in) investing activities	462,838	(136,374)

Cash flows from financing activities
Short-term borrowings (repayments)	(6,801,657)	160,533
Repayment of long-term debt	(581,825)	(156,567)
Due to factor	1,491,934	-
Proceeds (repayment) of notes payable - related entity	(5,000)	5,619
Deferred financing costs	(241,396)	-
Payment of stockholder loan	(11,020)	-
Proceeds from issuance of Debentures	1,460,880	-
Distributions	(41,500)	(75,000)
Net cash used in financing activities	(4,729,584)	(65,415)

Net increase (decrease) in cash and cash equivalents	1,875	(140,906)

Cash and cash equivalents, beginning of period	183,788	233,788
Cash and cash equivalents, end of period	$185,663	$92,882

Supplemental cash flow disclosures
Interest paid	$116,291	$163,446

Noncash investing and financing activities
Net liabilities not assumed in Magla reorganization	$6,048,109	$-

Debt discount on issuance of Debentures and warrants	$364,421	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS IN MOTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1 -   SUMMARY OF BUSINESS AND BASIS OF PRESENTATION

Basis for Presentation

The unaudited condensed consolidated balance sheet as of February 26, 2011 and the unaudited condensed consolidated statements of operations and cash flows for the three months ended February 26, 2011 include the accounts of  Magla Products, LLC (“Magla Products”), Magla World-Wide, Ltd. (“Magla World-Wide”), Magla International, LLC (“Magla”) for the period November 28, 2010 to February 7, 2011 and the accounts of Magla, Magla World-Wide and Ads in Motion, Inc. (“Ads”), the holding company, for the period February 8, 2011 (date of reverse acquisition as discussed below) to February 26, 2011 (collectively the “Company’). The comparative unaudited condensed consolidated balance sheet as of November 27, 2010 and unaudited condensed consolidated statements of operations and cash flows for the three  months ended February 27, 2010 represent the accounts of Magla Products and Magla World-Wide only. The consolidation effected by the business combination has been accounted for as a reverse acquisition wherein Magla is treated as the acquirer for accounting purposes since it is controlling the  enterprise.

Magla was organized as a limited liability company under the laws of New Jersey on December 29, 2010 as a wholly owned subsidiary of Magla Products. Ads was incorporated  under the laws of the State of  Delaware  on April 4, 2001. Magla Products was organized as a limited liability company under the laws of New Jersey on  November 15, 1999. Magla World-Wide, a wholly-owned subsidiary of Magla Products before the reverse acquisition and a wholly-owned subsidiary of Magla after the reverse acquisition, was incorporated in the Cayman Islands on November 24, 1999 and maintains its registered office in the Cayman Islands.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in management’s opinion, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  Interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 8-K/A filed on April 11, 2011.

Nature of Business
The Company  designs, arranges to manufacture, markets and distributes disposable, reusable and work-related gloves.  Magla’s customers are primarily retailers located throughout the United States.

ADS IN MOTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1 -   SUMMARY OF BUSINESS AND BASIS OF PRESENTATION (Continued)

Reverse Acquisition
Immediately prior to the reverse acquisition described below, Magla Products contributed certain of its operating assets to Magla and Magla assumed certain of Magla Products’ liabilities pursuant to a Contribution and Assumption Agreement (the “Magla Reorganization”).  Prior to the Magla Reorganization, Magla Products was the company through which the business was operated.

On February 8, 2011, Ads completed a reverse acquisition through a share exchange with Magla whereby Ads acquired all of the issued and outstanding membership units of Magla in exchange for 13,455,700 shares of Ads common stock, par value $0.0001 per share, which shares constituted approximately 97% of Ads issued and outstanding shares, as of and immediately after the consummation of the reverse acquisition.   Magla became a wholly owned subsidiary of Ads.  Even though Ads was the legal acquirer, Magla is treated as the accounting acquirer.  Magla paid $263,980 in merger costs.

In connection with the closing of the share exchange above, the Company issued 1,544,300 shares of its common stock and warrants to purchase 1,200,000 shares of its common stock at an exercise price of $0.74 per share to one of the Company’s newly appointed directors, who has been  a consultant of the Company since May 2010.

Private Placement
On February 8, 2011, the Company entered into a private placement and raised $1,460,880 in capital from a group of accredited investors (the “Purchasers”). Pursuant to the securities purchase agreement with the Purchasers (the “Securities Purchase Agreement”), the Company issued to the Purchasers 8% Original Issue Discount Convertible Debentures (the “Debentures”) in the aggregate principal amount of $1,585,000 (the “Principal Amount”), which are convertible into shares of the Company’s common stock at an initial conversion price of $0.583 per share (the “Conversion Price”).  In addition, the Company issued to the Purchasers five-year warrants to purchase an aggregate of 1,359,346 shares of common stock at an initial exercise price of $0.67 per share (“A Warrants”) and five-year warrants to purchase an aggregate of 1,359,546 shares of common stock at an initial exercise price of $0.73 per share (“B Warrants”). The Company also issued 500,000 shares of its common stock to the lead Purchaser pursuant to the Securities Purchase Agreement.

ADS IN MOTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1 -   SUMMARY OF BUSINESS AND BASIS OF PRESENTATION (Continued)

Going Concern
As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $2,020,563 for the three months ended February 26, 2011.  In addition, the Company had working capital deficiencies of $7,711,043 and $11,874,883, and stockholders’/members’ deficiencies of $8,461,927 and $12,713,381 as of February 26, 2011 and November 27, 2010, respectively.  These factors create substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are as follows:

On March 25, 2011, the Company received gross proceeds of $400,000 from a private investment in public equity.  The Company issued Senior Subordinated Secured Convertible Notes which are convertible into shares of the Company’s common stock.

Subsequent to November 27, 2010, the Company entered into various agreements with certain of its vendors to pay the balances due in monthly installments over various terms through May 2012.  Accordingly, certain accounts payable are presented as noncurrent liabilities as of February 26, 2011 and November 27, 2010.

2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Ads and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Fiscal Year and Fiscal Quarter
The Company’s fiscal year ends on the Saturday nearest to November 30 and consists of 52 weeks.  The Company’s first fiscal quarter ends on the Saturday nearest to February 28.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

ADS IN MOTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
Cash balances in banks are insured by the Federal Deposit Insurance Corporation subject to certain limitations.  For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable
Accounts receivable are stated at net realizable value.  An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received.  The allowance for doubtful accounts was approximately $25,000 and $111,000 at February 26, 2011 and November 27, 2010, respectively.

Inventories
Inventories are valued at the lower of cost (first-in, first-out basis) or market.

Property, Equipment and Improvements
Property, equipment and improvements are stated at cost and are depreciated using the straight-line method over estimated useful asset lives, which range from 5 to 10 years for furniture and equipment.  Leasehold improvements are amortized over the lesser of the useful life or the lease term.

Patents and Trademarks
Patents and trademarks, included in other assets, are amortized on the straight-line basis by annual charges to operations over their estimated lives.

Deferred Financing Costs
Deferred financing costs are included in other assets and are amortized using the straight-line method over the term of the related debt.

Debt Discount
Debt discount is amortized over the terms of the Debentures.

Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of
The Company evaluates the carrying values of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, the asset is written down to its estimated fair value. When assets are removed from operations and held for sale, the impairment

ADS IN MOTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of (Continued)
loss is estimated as the excess of the carrying value of the assets over their fair value.  No such impairments of long-lived assets were recorded for the three months ended February 26, 2011 and February 27, 2010.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets for current assets and current liabilities approximate fair value due to their short-term nature. The carrying amounts reported for long-term debt and debentures approximate fair value because the underlying instruments bear interest rates which approximate current market rates for obligations with similar terms.  On a recurring basis, the derivative liabilities are recorded at fair value based on management’s assumptions, using level 2 inputs (see Note 10).  The amounts reported for loans payable to related entities and former members are reported at carrying value and it was impracticable to determine their fair value.

Derivative Instruments
The Company has outstanding convertible debt instruments that contain derivative features. The Company accounts for these derivatives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)  815, “Accounting for Derivative Instruments and Hedging Activities,” including “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with the provisions of ASC 815, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in gain on derivative instruments, a separate component of other income (expenses).

Revenue Recognition
Revenue is recognized when goods are shipped to customers either from the Company’s warehouse or directly from the Company’s overseas suppliers.  Shipments are made by common carrier.  Standard terms for shipments are freight on board shipping point, at which time the Company has completed all performance obligations to consummate the sale.  Revenue is reported net of reserves for sales returns and allowances.  Sales returns and allowances, which include cooperative advertising costs, are estimated based on specific agreements and/or historical patterns with major accounts.

Shipping and Handling Costs
Shipping and handling costs, which are included in selling expenses, amounted to $253,942 and $453,803 for the three months ended February 26, 2011 and February 27, 2010, respectively.

ADS IN MOTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs amounted to $64,904 and $116,497 for the three months ended February 26, 2011 and February 27, 2010, respectively.

Income Taxes
The Company applies the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates for the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Loss per Common Share
The Company computes basic loss per share by dividing the net loss applicable to common shares by the weighted-average common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of earnings that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  Since the effect of outstanding warrants and shares to be issued upon the conversion of the Debentures is anti-dilutive, they have been excluded from the Company’s computation of loss per common share.  Therefore, basic and diluted losses per common share for the three months ended February 26, 2011 were the same.

The following table shows the approximate number of common stock equivalents outstanding at February 26, 2011 that could potentially dilute basic income per share in the future, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

February 26,
2011

Warrants	3,918,692
Shares to be issued upon conversion of the Debentures	2,718,696
Totals	6,637,388

ADS IN MOTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Pronouncements
The Company does not believe that any recently issued, but not effective, accounting standards, if currently adopted will have a material effect on its financial position, results of operations, or cash flows.

3 -   INVENTORIES

Inventories consist of the following:

	February 26,	November 28,
	2011	2010

Raw materials and purchased parts	$556,703	$669,586
Finished goods	3,816,409	6,139,918
Totals	$4,373,112	$6,809,504

4 -   PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following:

	February 26,	November 27,
	2011	2010

Machinery and equipment	$169,090	$169,090
Furniture and fixtures	16,975	16,975
Transportation equipment	177,984	520,084
Leasehold improvements	1,213,111	1,209,261
Computer equipment	2,180,700	2,180,700
	3,757,860	4,096,110
Less - Accumulated depreciation
and amortization	3,539,552	3,810,411
	$218,308	$285,699

Depreciation and amortization expense was $25,217 and $34,226 for the three months ended February 26, 2011 and February 27, 2010, respectively.

Pursuant to the Magla Reorganization, transportation equipment with a net book value of $46,026 was not contributed to Magla and therefore not included in the unaudited condensed consolidated balance sheet as of February 26, 2011.

ADS IN MOTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5 -   OTHER ASSETS

Other assets consist of the following:
	February 26,	November 27,
	2011	2010

Patents and trademarks, net of accumulated
amortization of $172,494 and $168,358	$347,136	$351,092
Deposits	35,400	53,861
Cash surrender value of deferred compensation plan	53,300	53,300
Deferred financing costs, net of accumulated amortization of $7,944	233,452	-
Other	24,523	27,400
	$693,811	$485,653

Amortization expense on patents, trademarks and deferred financing costs was $11,900 and $3,956 for the three months ended February 26, 2011 and February 27, 2010, respectively.

6 -   SHORT-TERM BORROWINGS

Revolving Line of Credit
The Company had a $13,500,000 revolving line of credit agreement with a bank that expired in January 2011. Outstanding borrowings bore interest at 8.25% at November 27, 2010,  which was due monthly. All borrowings under this agreement were secured by substantially all of the assets of the Company, and the members of the Company had personally guaranteed up to $1,000,000 of borrowings.  In addition, certain related entities having common ownership had guaranteed borrowings under this agreement. The agreement contained certain restrictive covenants which, among other things, required the maintenance of certain financial ratios.  The Company had not been in compliance with these loan covenants since November 28, 2009.  Although no bank waiver had been obtained, borrowings had continued under the same terms, until January 25, 2011, when all outstanding borrowings under this facility were paid.

Financing Agreement
On January 25, 2011, the Company entered into an accounts receivable financing agreement with Faunus Group International (“FGI”).  Under the terms of the Sale of Accounts and Security Agreement, the Company may offer to sell its accounts receivable to FGI without recourse as to credit risk but with recourse for any claims by the customer for adjustments in the normal course of business, relating primarily to errors and shortages each month during the term of the agreement, up to a maximum amount outstanding at any time of $10,000,000 (the “Facility Amount”).  The Company is not obligated to offer accounts in any month and FGI has the option to decline to purchase any accounts.

ADS IN MOTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6 -   SHORT-TERM BORROWINGS (Continued)

Financing Agreement (Continued)
In addition, FGI may, in its sole discretion, lend to the Company up to 85% of accounts receivable and advance to the Company up to 50% of the eligible inventory not to exceed 75% of the net orderly liquidation value of such inventory outstanding at any time any such advance is made.  These advances will be charged an interest rate of 6.5% or 2.5% above the rate of interest designated by FGI as its selected prime rate.  In addition the Company must pay 0.45% of the average monthly balance and a inventory management service fee of 0.55%.  The minimum monthly net funds employed during each contract year shall be $3,350,000 and any deficiency will be subject to a charge against the Company.

Performance of the Company’s obligations under the agreement is secured by a first priority security interest in all of its assets.

The original term of the agreement is 36 months from the date of the agreement. The agreement will renew automatically for an additional three years for each succeeding term unless written notice of termination is given by either party at least 60 days, but not more than 120 days, prior to the end of the original term or any extension thereof. In the event the Company terminates the agreement prior to the end of the original term or any extensions thereof, the Company will be required to pay FGI an early termination fee in the amount of $300,000 if within 360 days, $250,000 if after 360 days but before 720 days after the commencement of the agreement and $200,000 if after 720 days after the commencement of the agreement. FGI may terminate the agreement at any time by giving not less than 60 days notice in which event, the Company will not be required to pay any termination fee. The Company was also required to pay a one-time non-refundable fee of $100,000.

7 -   LONG-TERM DEBT

Long-term debt consists of the following:

	February 26,	November 27,
	2011	2010

Term loan payable to a bank, due in monthly installments of $50,000 plus interest at the bank’s prime rate plus 2.25% (5.50% at November 27, 2010) through December 2010, with a final balloon payment due in January 2011.	$-	$575,000

Transportation equipment notes payable in monthly installments totaling $2,476, including interest at rates ranging from 1.9% to 5.49% through March 2013, which are secured by specific equipment.	41,523	48,348
	41,523	623,348
Less - Current portion	18,405	594,427
Long-term debt	$23,118	$28,921

Future annual principal payments are $18,405 in 2012, $14,444 in 2013, and $8,674 in 2014.

ADS IN MOTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8 –  DEBENTURES
On February 8, 2011, the Company entered into a private placement and raised $1,460,880 in capital from the Purchasers. Pursuant to the Securities Purchase Agreement, the Company issued to the Purchasers the Debentures in the aggregate principal amount of $1,585,000, which are convertible into shares of the Company’s common stock at an initial conversion price $0.583 per share, referred to as the Conversion Price, and matures on August 8, 2012.  In addition, the Company issued to the Purchasers five-year warrants to purchase an aggregate of 1,359,346 shares of common stock at an initial exercise price of $0.67 per share and five-year warrants to purchase an aggregate of 1,359,546 shares of common stock at an initial exercise price of $0.73 per share, which are referred to as the A Warrants and B Warrants, respectively. The Company also issued 500,000 shares of its common stock to the lead Purchaser pursuant to the Securities Purchase Agreement.

The Debentures accrue interest at a rate of 12% per annum on the unpaid and unconverted principal amount and such interest is payable quarterly in arrears.  The Debentures are convertible, in whole or in part, into shares of common stock at the option of the holder, at any time, at the Conversion Price.  The Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of common stock or securities convertible into or exercisable for common stock at a price per share or conversion price per share less than the then applicable Conversion Price.

The Company has an optional redemption right to redeem some or all of the then outstanding Principal Amount for a price equal to 110% of the then outstanding Principal Amount plus all liquidated damages and other amounts due in respect of the Debentures.  In addition, on the first day of each month, commencing on December 1, 2011, the Company is required to redeem 1/18th of the then outstanding Principal Amount in cash or in shares of the Company’s common stock at the Conversion Price.

Interest expense was $9,380 for the three months ended February 26, 2011. Debentures consist of the following at:

February 26,
2011

Principal	$1,585,000
Less: Debt discount	(364,421)
Add: Accumulated amortization of debt discount	11,992
1,232,571
Less: Current portion	(264,167)
$968,404

During the three months ended February 26, 2011 the amortization of debt discount on the Debentures was $11,992.

ADS IN MOTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9 -   NOTES PAYABLE – FORMER MEMBER

Magla Products had a note payable to a former member as a result of acquiring the former member’s interest in Magla Products during 2005. The promissory note required monthly payments of principal only of $62,500 through April 1, 2015. Principal payments were subordinated to all bank debt (see Notes 6 and 7). Magla Products was precluded from making any principal payments.  Pursuant to the Magla Reorganization, this liability was not assumed by Magla and therefore not included in the unaudited condensed consolidated balance sheet as of February 26, 2011.

10 - DERIVATIVE LIABILITIES

In accordance with FASB ASC 815-10 “Accounting for Derivative Instruments and Hedging Activities” and FASB ASC 815-40 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In a Company’s Own Stock,” the A Warrants, B Warrants and conversion features associated with the Debentures (see Note 8) represent derivatives. As such, the Company has recognized the amount of $190,309 as derivative liabilities at the time of issuance of the debt instruments, which have been measured at their estimated fair value of $163,122 at February 26, 2011.

The estimated fair value of the derivative liabilities have been calculated based on a Black-Scholes option pricing model using the following assumptions (level 2 inputs) during the three months ended February 26, 2011:

Fair market value of stock	$0.10
Exercise price	$0.583 to $0.73
Dividend yield	0.00%
Risk free interest rate	0.27% to 2.39%
Expected volatility	86.75% to 113.46%
Expected life	1.45 to 5 years

11 - RETIREMENT PLAN
The Company has a defined contribution pension plan (the “Plan”) which qualifies under Section 401(k) of the Code.  The Plan allows eligible employees to voluntarily contribute amounts not exceeding the maximum allowed under the Code.  Contributions to the Plan by the Company equal 50% of the salary reduction elected by each employee up to a maximum reduction of 8% of annual salary. The Company, at its option, may contribute additional amounts to the Plan.   No Company contributions were made to the Plan for the three months ended February 26, 2011 and February 27, 2010.

  ADS IN MOTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11 - RETIREMENT PLAN (Continued)
The Company has a nonqualified deferred compensation plan for two of its executives.  Under the plan, the Company maintains life insurance policies for the executives, and they are entitled to the cash surrender value of the policies after retirement and completion of the vesting period.  Upon retirement, the policies will be paid out over a five-year period.

12 - CONCENTRATIONS

The Company’s two largest customers (Wal-Mart Stores, Inc. and Sam’s Club, both mass merchandisers) represented approximately 41% and 13%, respectively, for the three months ended February 26, 2011 and 31% and 20%, respectively, for the three months ended February 27, 2010 of the Company’s net sales.  Wal-Mart Stores, Inc. and Sam’s Club accounted for 45% and 5%, respectively, of the Company’s outstanding accounts receivable as of November 27, 2010.  Accounts receivable from one other customer (Dollar General Corporation, a mass merchandiser) were approximately 14% of the Company’s outstanding accounts receivable as of November 27, 2010.

Sales of merchandise covered under two licensing agreements were approximately 41% and 34%, respectively, of net sales for the three months ended February 26, 2011. Sales of merchandise covered under two licensing agreements were approximately 29% and 34%, respectively, of net sales for the three months ended February 27, 2010.

Three vendor accounted for approximately  32%, 26% and 12% of the Company’s purchases  for the three months ended February 26, 2011.  Two vendors accounted for approximately 34% and 11% of the Company’s purchases for the three months ended February 27, 2010.  The accounts payable to one of the three vendors was approximately 10% of total accounts payable at February 26, 2011.  The accounts payable to one vendor was approximately 18% of total accounts payable at November 27, 2010.

13 - RELATED PARTY TRANSACTIONS

Purchases
Included in accounts payable was a balance due to affiliates of $2,076,240 at November 27, 2010.  Pursuant to the Magla Reorganization, this accounts payable was  not assumed by Magla and therefore not included in the unaudited condensed consolidated balance sheet as of February 26, 2011.

Due from Related Parties
Amounts due from related parties consisted of expenses paid on behalf of related entities, accrued interest on notes receivable, and a noninterest-bearing advance to an entity owned by a member of Magla Products.  Pursuant to the Magla Reorganization, the balance due from related parties was  not assumed by Magla and therefore not included in the unaudited condensed consolidated balance sheet as of February 26, 2011.

ADS IN MOTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13 - RELATED PARTY TRANSACTIONS (Continued)

Mortgage Receivable
Magla Products had a mortgage receivable from a member. The mortgage was noninterest-bearing and due in full in 2019.  Pursuant to the Magla Reorganization, the mortgage receivable was not assumed by Magla and therefore not included in the unaudited condensed consolidated balance sheet as of February 26, 2011.

Notes Receivable/Payable
Magla Products had notes receivable from members and an entity related to its members in the amount of $6,929,306 at November 27, 2010 that bore interest at 4.89%. Interest only was due annually from October 31, 2008 through October 1, 2018, when the principal was due in full. Related interest income was $57,557 and $83,350 for the three months ended February 26, 2011 and February 27,2010, respectively.  Accrued interest income on these notes was $987,226 at November 27, 2010, and is included in due from related parties.

Magla Products had notes payable to a member and entities related to its members in the amount of $1,537,350 at November 27, 2010. Interest only was due annually from October 31, 2008 through October 1, 2018, when the notes were due in full. Related interest expense was $12,177 and $17,670 for the three months ended February 26, 2011 and February 27, 2010, respectively.

Magla Products had a note payable to an entity related to a member in the amount of $3,661,219 at November 27, 2010 that bore interest at 6.47%. Interest only was due quarterly from April 1, 2000 through November 1, 2014, when the note was due in full. Related interest expense was $40,237 and $58,409 for the three months ended February 26, 2011 and February 27, 2010, respectively.

All notes payable to members and related entities at November 27, 2010 were subordinated to all bank debt (see Notes 6 and 7).

Pursuant to the Magla Reorganization, all notes payable/receivable to and from members and related entities, except for a note receivable of $475,000, were not assumed by Magla and therefore not included in the unaudited condensed consolidated balance sheet as of February 26, 2011.

Consulting fees
Consulting fees of $60,675 were paid to a company owned by a  member of the Board of Directors for the three months ended February 26, 2011.  The consulting firm is entitled to a consulting fee of $20,000 per month for a period of eighteen months as of February 8, 2011.

ADS IN MOTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14 - COMMITMENTS AND CONTINGENCIES

Leases
The Company occupies premises under an operating lease with an unrelated entity that expires in December 2011.  In addition, the Company leases warehouse space in North Carolina from a relative of the principal stockholder of the Company.  The warehouse lease, which originally was to expire in October 2012, was amended in February 2011 to extend the expiration date to January 2017, and to increase the monthly rent beginning in February 2011.  The leases for the Company’s premises require payments for operating expenses, including insurance and real estate taxes.

The Company also leases certain equipment under operating leases with unrelated entities on a month-to-month basis.  A summary of rent expense is as follows for the three months ended:

	February 26,	February 27,
	2011	2010
Related entities
Premises	$104,250	$92,250

Unrelated entities
Premises	26,812	38,341
Equipment	3,829	10,898
	30,641	49,239
Rent expense	$134,891	$141,489

Minimum future rental payments under the noncancelable operating leases in each of the years subsequent to the period ended February 26, 2011 are $640,000 in 2012, 513,000 in each of the years 2013 through 2016 and $470,250 thereafter.

Royalties
The Company is obligated under several royalty agreements, expiring at various dates through December 2013, for payments based on a percentage of subject net sales.  Royalty expense was $204,296 and $504,049 for the three months ended February 26, 2011 and February 27, 2010, respectively.

ADS IN MOTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14 - COMMITMENTS AND CONTINGENCIES (Continued)

Royalties (Continued)
Required future minimum royalty payments for the years subsequent approximately as follows:

Year Ending
February 26,

2012	1,279,000
2013	1,050,000
2014	240,000
$2,569,000

Litigation
The Company is involved in claims and legal actions arising in the ordinary course of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of this report, references to the “first quarter of 2011” and the “first quarter of 2010” are to the thirteen-week periods ended February 26, 2011 and February 27, 2010, respectively. References to “2011” are to the fifty-two week period ending November 26, 2011; references to “2010” are to the fifty-two week period ended November 27, 2010.

The unaudited consolidated financial statements of the Company for first quarter of 2011 and the first quarter of 2010 are prepared and presented in accordance with U.S. GAAP. The financial data discussed below is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes of the Company contained elsewhere herein. The financial statements contained elsewhere herein fully represent the Company’s financial condition and operations; however, they are not indicative of our future performance.

Overview

We design, arrange for manufacture, market and distribute disposable, reusable and work-related gloves to consumers across a number of major classes of retail trade.  We offer more than forty different styles and designs of reusable and disposable household gloves and over one hundred forty different work gloves.  Although we believe our products are useful for a variety of consumers, our end users typically include tradesman, do-it-yourself users, gardeners, cleaning services and household members.  We also offer a line of reusable wipes and cloths.

We seek to align our product lines with popular brands in order to connect retailers’ demands for brands that are easily recognizable by consumers.  In this regard, we have entered into licensing arrangements with several well-recognized brands.  We derive a significant amount of our net sales from the sale of our Mr. Clean® and Stanley® branded products.  Net sales derived from the sale of these products accounted for approximately 41% and 34%, respectively, of net sales for the first quarter of 2011 and 34% and 28%, respectively, of net sales for the first quarter of 2010.

We serve many of leading retailers in the United States, including big box stores, home centers, membership-only retail warehouse clubs, discount retailers, supermarkets, hardware stores, retail pharmacy stores and other classes of retail trade.  Historically, the majority of our revenue has been derived from big box stores, home centers, membership-only retail warehouse clubs, as wells as drug and grocery stores.  We intend to continue to emphasize and expand our relationships with these retailers.

A large portion of our net sales is derived from our two largest retail customers, Wal-Mart Stores, Inc. and Sam’s Club.  Net sales from these customers represented approximately 41% and 13%, respectively, of net sales for the first quarter of 2011 and 31% and 20%, respectively, in net sales for the first quarter of 2010.

Our glove products are currently manufactured by multiple suppliers in Malaysia, China, Taiwan, Thailand, Japan and Pakistan.  We are generally responsible for identifying a source for a particular raw material or glove accessory and for making arrangements for the prime contractor to source the item and for monitoring quality.  We seldom commit or advance any of our own capital to secure raw materials or accessory items used in the production process.

We distribute our products from our Statesville, North Carolina facility directly to our retail customers’ distribution centers across the United States. Under certain circumstances, we operate direct ship programs where our products are sent directly from a foreign manufacturer to a retail customer.  We also direct ship our products to a Canadian distributor.  Approximately 2% and 5% of our net sales for the first quarter of 2011 and the first quarter of 2010, respectively, were derived from Canada.

In the first quarter of 2011, our net sales decreased 58% to $4,512,997 from $10,643,197 in the first quarter of 2010.  Likewise, our gross profit decreased 88% to $317,757 in the first quarter of 2011 from $2,598,784 in the first quarter of 2010.  As of February 26, 2011, we had cash and cash equivalents of $185,663.  We also had total current assets of $5,123,275 and total current liabilities of $12,834,318 as of February 26, 2011.

There exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations. Additionally, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements for the year ended November 27, 2010, included in our form 8-K/A filed with the Commission on April 11, 2011 that raises substantial doubt about our ability to continue as a going concern. No assurance can be given that any financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Recent Developments

Reverse Acquisition of Magla International, LLC

On February 8, 2011, we completed a reverse acquisition transaction through a share exchange with Magla Products whereby we acquired all of the issued and outstanding membership units of Magla in exchange for 13,455,700 shares of our common stock, par value $0.0001 per share (the “Share Exchange”).  As a result of the Share Exchange, Magla became our wholly owned subsidiary and Jordan Glatt became our controlling stockholder. The Share Exchange was treated for accounting purposes as a reverse acquisition, with Magla as the acquirer and the Company as the acquired party.  As a result of our acquisition of Magla, we now own all of the issued and outstanding membership interests in Magla and we have assumed the business and operations of Magla and its subsidiaries.

In connection with the closing of the Share Exchange, the Company issued 1,544,300 shares of its common stock and warrants to purchase 1,200,000 shares of its common stock to Chris Carey Advisors, LLC, an affiliate of Christopher Carey, one of the Company’s newly appointed directors. In fiscal 2010, Magla Products paid approximately $105,000 to Chris Carey Advisors, LLC and an additional approximately $60,000 in fiscal 2011. Chris Carey Advisors, LLC is entitled to a consulting fee of $20,000 per month for a period of eighteen months from the closing of the Share Exchange.

Financing Transactions

Initial Offering

On February 8, 2011, we also completed a private offering (the “Initial Offering”) with a group of accredited investors (the “Original Purchasers”) for total gross proceeds to the Company of $1,460,880 in which we issued 8% Original Issue Discount Convertible Debentures (the “Original Debentures”) in the aggregate principal amount of $1,585,000 which are convertible into shares of our common stock at an initial conversion price of $0.583 per share.  In addition, we issued five-year warrants to purchase an aggregate of 1,359,346 shares of common stock at an initial exercise price of $0.67 per share (the “Original A Warrants”) and five-year warrants to purchase an aggregate of 1,359,346 shares of common stock at an initial exercise price of $0.73 per share (the “Original B Warrants” and together with the Original A Warrants, the “Original Warrants”).  We also issued 500,000 shares of our common stock to the lead Purchaser in the Initial Offering (the “Lead Purchaser Shares”).  The Original Debentures and Original Warrants were issued pursuant to the terms of a Securities Purchase Agreement by and among the Company and the Original Purchasers (the “Original SPA”).  In addition, the Company entered into a Registration Rights Agreement and Security Agreement with the Original Purchasers and Jordan Glatt entered into an Unconditional Guaranty and Securities Escrow Agreement pursuant to which he pledged his shares of our common stock in favor of the Original Purchasers as security for the Company’s performance under the Original Debentures (such agreements, together with the Original SPA, the Original Debentures and the Original Warrants, the “Original Transaction Documents”).  As discussed in Item 5 of Part II of this Quarterly Report on Form 10-Q, on April 12, 2011 the Original Purchasers exchanged the Original Debentures and Original Warrants for new notes and warrants on the same terms as the New Notes (as defined below) and the New A Warrants (as defined below) and the New B Warrants (as defined below).  Consequently, the Original Debentures and Original Warrants are no longer outstanding and the Original Transaction Documents are of no further force and effect.

Second Offering

On March 25, 2011, we completed a second private offering (the “Second Offering”) with two accredited investors (the “Second Purchasers”) for total gross proceeds to the Company of $400,000 in which the Company issued Senior Subordinated Secured Convertible Notes (the “New Notes”) in the aggregate principal amount of $434,783 (the “Principal Amount”) which are convertible into shares of the Company’s common stock at an initial conversion price of $0.583 per share, subject to adjustment as described below (the “Conversion Price”).  The Notes include an original issue discount of 8%.  In addition, the Company issued five-year warrants to purchase an aggregate of 372,883 shares of common stock at an initial exercise price of $0.67 per share (the “New A Warrants”) and five-year warrants to purchase an aggregate of 372,883 shares of common stock at an initial exercise price of $0.73 per share (the “New B Warrants” and together with the A Warrants, the “New Warrants”).  The New Notes and New Warrants were issued pursuant to the terms of a Securities Purchase Agreement by and among the Company and the Second Purchasers (the “New SPA”).

The obligations of the Company under the New Notes rank junior to that certain accounts receivable financing facility and inventory financing facility with Faunus Group International, Inc. (described below), which is secured by a first priority security interest in all of the Company’s and its Subsidiaries’ assets and the proceeds thereof (collectively, the “Senior Debt”). The obligations of the Company under the New Notes rank senior to all other obligations of the Company for indebtedness for borrowed money or the purchase price of property other than the Senior Debt.

The New Notes mature on September 25, 2012 (the “Maturity Date”). The New Notes accrue interest at a rate of 12% per annum on the unpaid and unconverted Principal Amount of the New Notes and such interest is payable quarterly in arrears. The first quarterly interest payment is due on May 30, 2011. Each New Note is convertible, in whole or in part, into shares of common stock at the option of the holder thereof, at any time and from time to time, at the Conversion Price.  The Conversion Price is subject to adjustment for certain events, including the payment of a dividend payable in capital stock of the Company, any stock split, combination, or reclassification and certain issuances of the Company’s common stock or securities convertible into or exercisable for common stock at a price per share or conversion price per share less than the then applicable Conversion Price. The Company is subject to certain penalties in the event that it fails to effectuate a conversion within three trading days after the Company’s receipt of a conversion notice.

The Company is required to make installment payments on the New Notes commencing on December 1, 2011 and on the first business day of each calendar month thereafter until, but not including, the Maturity Date.  On each installment date, the Company must pay an amount (each, an “Installment Amount”) equal to the lesser of (x) 1/18th of the Principal Amount outstanding under the New Notes as of December 1, 2011 and (y) the sum of the Principal Amount outstanding under the New Notes as of such installment date and any accrued and unpaid interest and late charges as of such installment date.  On the Maturity Date, the Company is required to pay an amount in cash representing the outstanding Principal Amount, accrued and unpaid interest and accrued and unpaid late charges.

The Company may pay all or any part of such Installment Amount by redeeming such Installment Amount in cash or by delivering any combination of cash and shares of its common stock.  However, the Company may not deliver shares of its common stock as payment of all or any portion of an Installment Amount if there is an “Equity Conditions Failure” (as defined in the New Notes) as of the applicable installment date or date on which the Company notifies the holders of the New Notes that it has elected to deliver shares of its common stock as payment of the applicable Installment Amount.

The Company is prohibited from entering into or becoming party to a “Fundamental Transaction” (as defined in the New Notes) unless (i) the successor entity assumes in writing all of the obligations of the Company under the New Notes and the other transaction documents and (ii) the successor entity (including its parent entity) is a publicly traded corporation whose common stock is quoted on or listed for trading on The New York Stock Exchange, the NYSE Amex, the Nasdaq Global Select Market, the Nasdaq Global Market, the Nasdaq Capital Market or the Over The Counter Bulletin Board.

In the event of a “change in control” (as defined in the New Notes), the holders of the New Notes may require the Company to redeem the outstanding Principal Amount, plus all accrued and unpaid interest and late charges in cash at a price equal to the greater of:

•	the product of (y) 125% multiplied by (z) the amount being redeemed,
•
the product of (y) 125% multiplied by (z) the product of (A) the amount being redeemed multiplied by (B) the quotient determined by dividing (I) the greatest closing sale price of the Company’s common stock during the period beginning on the date immediately preceding the earlier to occur of (1) the consummation of the Change of Control and (2) the public announcement of such Change of Control and ending on the date on which the holders notify the company  by (II) the Conversion Price then in effect

•
the product of (y) 125% multiplied by (z) the product of (A) the amount being redeemed multiplied by (B) the quotient of (I) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of common stock to be paid to the holders of the shares of Common Stock upon consummation of such Change of Control divided by (II) the Conversion Price.

If at any time the closing sale price of the Company’s common stock exceeds the “Conversion Rate” (as defined in the New Notes) by 200% for thirty (30) consecutive days, and (ii) no “Equity Conditions Failure” (as defined in the New Notes) then exists, the Company shall have the right to redeem all or any portion of the Conversion Amount then remaining under the New Notes in cash at a price equal to 130% of the amount being redeemed.

As long as any portion of any of the New Notes remains outstanding, unless consented to by the holders of a majority of the Principal Amount, the Company may not, other than with respect to certain permitted indebtedness, enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money, other than certain permitted liens, enter into, create, incur, assume or suffer to exist any liens of any kind, repay, repurchase or otherwise acquire more than a de minimis number of shares of its common stock or securities convertible into or exercisable for shares of common stock (subject to certain exceptions), repay, repurchase or otherwise acquire any indebtedness, other than with respect to permitted indebtedness or the Notes.

Upon the occurrence of an “event of default” (as defined in the New Notes) the New Note holders may require the Company to redeem (regardless of whether such Event of Default has been cured) all or any portion of the New Notes at a price equal to the greater of

•	the product of (A) the amount to be redeemed multiplied by (B) the “Redemption Premium” (as defined in the New Notes) and
•
the product of (X) the Conversion Rate with respect to the amount to be converted multiplied by (Y) the product of (1) the Redemption Premium multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such Event of Default and ending on the date the Company makes the entire payment required to be made.

Until the earlier of such time as the event of default has been cured, the interest rate on the New Notes shall accrue at an interest rate equal to 18% per annum.  In addition, for each 90 day period during which an event of default has occurred and is continuing, each New Note holder will be entitled to receive warrants in an amount equal to 25% of the original Warrants on substantially the same terms as the New B Warrants.

As described in Item 5 of Part II of this report, the New Notes are secured by a second lien position on the assets of the Company and its subsidiaries.

The New A Warrants are exercisable for an aggregate of 372,883 shares of the Company’s common stock and the New B Warrants are exercisable for an aggregate of 372,883 shares of the Company’s common stock.  The New Warrants are exercisable for a period of five years from the original issue date.  The exercise price with respect to the New A Warrants is $0.67 and $0.73 with respect to the New B Warrants.  The exercise price for both warrants is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. From and after such time as the shares of common stock underlying the New Warrants may initially be sold pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), and, if at the time of exercise, a registration statement covering the shares of common stock underlying the New Warrants is not effective, the New Warrants may be exercised on a cashless basis.

In addition, the Second Purchasers were also granted the following rights:

•
The right to participate in certain of the Company’s future financing transactions (“Subsequent Financings”). The Purchasers will have the right to participate in an amount of the Subsequent Financing equal to 100% of the Subsequent Financing amount, on the same terms, conditions and price provided for in the Subsequent Financing. The Company is required to provide certain notices to the Purchasers in respect of any contemplated Subsequent Financing. In order for the Purchasers to participate in such financing transactions, such Purchasers must respond to the Company’s notices in accordance with the provisions of the Securities Purchase Agreement

•
Other than with respect to certain issuances, the holders of Notes shall have the right to convert the aggregate Principal Amount of all of the Notes then outstanding plus accrued but unpaid interest into securities of the Company being issued in a Subsequent Financing at a rate equal to for each $1 of Principal Amount of the Note then outstanding plus accrued but unpaid interest surrendered $1 of new consideration offered for such securities in the Subsequent Financing.

 Sale of Accounts and Security Agreement

On January 25, 2011, Magla Products entered into an accounts receivable financing agreement with Faunus Group International, Inc. (“FGI”).  This agreement was subsequently assigned to Magla.  Under the terms of the agreement, Magla may offer to sell its accounts receivable to FGI each month during the term of the agreement, up to a maximum amount outstanding at any time of $10,000,000 (the “Facility Amount”). We are not obligated to offer accounts in any month and FGI has the option to decline to purchase any accounts.

FGI will purchase accounts on either a “credit approved” basis or with “full recourse” basis, as determined by FGI in its sole and absolute discretion. In the absence of written credit approval, the purchased accounts shall be purchased with full recourse. In addition, if FGI fails to collect a purchased account within ninety (90) days of its maturity for which credit approval has been given, FGI shall pay us the Net Invoice Amount of such purchased account within a reasonable time period subject to the terms and provisions states herein.  Net Invoice Amount is defined in the agreement as the invoice amount of the purchased account, less returns (whenever made), all selling discounts, and credit or deductions of any kind allowed or granted to or taken by the account debtor.

In addition, upon request, FGI may, in its sole discretion, lend to Magla up to 85% of accounts receivable and advance to Magla up to 50% of the eligible inventory, not to exceed 75% of the net orderly liquidation value of such inventory outstanding at the time any such advance is made, less: (i) any inventory-in-transit without appropriate shipping documents; (ii) bulk gloves; (iii) propriety seller gloves; (iv) 5% reserve on raw materials; (v) 10% reserve on finished goods and (vi) any fees, actual or estimated that are chargeable to the reserve account.

The purchase price that FGI will pay for each purchased account shall equal the Net Invoice Amount thereof less FGI’s fees. No discount, credit, allowance or deduction with respect to any purchased account, unless shown on the face of an invoice, shall be granted or approved by Magla to any account debtor without FGI’s prior written consent.  In addition, we will receive the purchase price less (i) any Required Reserve Amount or credit balance that FGI, in FGI’s sole and absolute discretion, determines to hold, (ii) moneys remitted, paid, or otherwise advanced by FGI to or on our behalf (including any amounts which FGI reasonably determines that we may be obligated to pay in the future), and (iii) any other charges provided for under the agreement.

Magla paid to FGI a one-time non-refundable fee in the amount of $100,000 upon signing the agreement.  Also, Magla is required to pay FGI a monthly collateral management fee equal to 0.45% of the average monthly balance of purchased accounts.  So long as no event of default under the agreement has occurred, such percentage shall be reduced to 0.33% after the first six months of the term of the agreement if we receive net cash proceeds of at least $3,000,000 in connection with a debt or equity offering.  Magla is also required to pay a non-refundable monthly inventory management service fee equal to 0.55% on the net daily balance of all outstanding advances against its eligible inventory.  The minimum monthly net funds employed during each contract year shall be three million three hundred fifty thousand dollars ($3,350,000) and any deficiency will be subject to a charge against Magla.

Performance of our obligations under the agreement is secured by a first priority security interest in all of our assets.

The original term of the agreement is thirty six (36) months from the date of the agreement. The agreement will renew automatically for an additional three years for each succeeding term unless written notice of termination is given by either party at least 60 days, but not more than 120 days, prior to the end of the original term or any extension thereof. In the event we terminate the agreement prior to the end of the original term or any extensions thereof, we will be required to pay FGI an early termination fee in the amount of $300,000 if within 360 days, $250,000 if after 360 days but before 720 days after the commencement of the agreement and $200,000 if after 720 days after the commencement of the agreement. FGI may terminate the agreement at any time by giving not less than sixty (60) days notice in which event, we will not be required to pay any termination fee.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	First Quarter
	2011	2010
Net Sales	100.0%	100.0%

Costs and expenses:
Cost of sales	93.0%	75.6%
Selling	21.6%	15.2%
General and Administrative	17.1%	7.3%
Income (loss) from operations	(31.6)%	1.9%
Other expense	13.1%	1.5%
Net income (loss)	(44.8)%	.4%

First Quarter of 2011 Compared With First Quarter of 2010

Net Sales: Net sales in the first quarter of 2011 were $4,512,997 compared with $10,643,197 in the first quarter of 2010, reflecting a decrease of 57.6%. The decrease in net sales in the first quarter of 2011 was primarily attributable to the lack of cash liquidity which in turn disrupted the supply chain.

Cost of Sales: Cost of sales in the first quarter of 2011 were $4,195,240 compared with $8,044,413 in the first quarter of 2010, reflecting a decrease of 47.8%.  The decrease in cost of sales in the first quarter of 2011 was primarily attributable to the reduction in revenue which as mentioned above was due to a liquidity issue.  As a percentage of net sales, cost of sales increased by 17.4% in the first quarter of 2011 due to additional monies spent to satisfy customer needs as well as rising raw material costs.  The largest component of cost of sales in each of the first quarter of 2011 and the first quarter of 2010 was materials, duty and in bound freight which totaled $1,464,884 in the first quarter of 2011 and $7,425,563 in the first quarter of 2010.  In the first quarter of 2011, variable costs were 10.2% and fixed costs were 8.3% of total cost of sales whereas in the first quarter of 2010, variable cost was 7.2% and fixed costs were 4.7% of total cost of sales.

Selling, General and Administrative (“SG&A”) Expenses: SG&A expenses in the first quarter of 2011 were $1,745,412 compared with $2,399,960 in the first quarter of 2010, reflecting a decrease of 27.3%. As a percentage of net sales, SG&A expense increased 16.2%.  The decrease in SG&A expense in the first quarter of 2011 was primarily attributable to the three variable expenses included in SG&A – royalties, outbound freight and commission which all fluctuate with sales.  A smaller portion of the decrease was attributable to a reduction in workforce as well as a reduction in travel & entertainment costs.  SG&A expenses include royalty expenses which totaled $204,296 in the first quarter of 2011 and $504,049 in the first quarter of 2010.  The decrease in royalty expense was attributable to the reduced revenue as it fluctuates with sales.

Loss from operations: In the first quarter of 2011, our loss increased by $1,626,479, or 818%, to $1,427,655 compared to our income of $198,824 in the first quarter of 2010. The increase in our loss was due to the decreased revenue which is a direct result of our liquidity issue, the increased costs to satisfy our customers while we correct the supply chain and rising raw material costs.

Other expense: Other expenses increased by $436,921, or 280.1%, to $592,908 in the first quarter of 2011 compared to other expenses of $155,987 in the first quarter of 2010.  The increase in other expenses was primarily attributable to the merger costs of $512,910.  Interest expense in the first quarter of 2011 and the first quarter of 2010 was partially offset by interest income from notes receivable of $57,557 in first quarter 2011 and $83,550 in first quarter 2010.

Liquidity and Capital Resources

As of February 26, 2011, we had cash and cash equivalents of $185,663. The following table provides a summary of our net cash flows from operating, investing, and financing activities.  We have historically financed our operations primarily through net cash flow from operations and short-term borrowings.

	First Quarter
	2011	2010
Net cash provided by operating activities	$4,268,621	$60,883
Net cash provided by (used in) investing activities	462,838	(136,374)
Net cash used in financing activities	(4,729,584)	(65,415)
Net increase (decrease) in cash and cash equivalents	1,875	(140,906)
Cash and cash equivalents, beginning of period	183,788	233,788
Cash and cash equivalents, end of period	185,663	92,882

We plan to fund our activities during the balance of 2011 and beyond through the additional issuance of debt, equity securities or bank financing.  The proceeds from the first and second rounds of the Offering will not be enough to sustain company operations for longer than six months.  The Company anticipates that it will need to raise an additional $2.5 million to meet its cash needs over the next twelve months.  We are subject to certain restrictions under the terms of the New SPA and the New Notes which could affect our ability to obtain additional financing. We cannot be certain that such funding will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

The Company also expects to continue to fund its operations through its asset based loan available through FGI described above.  Pursuant to the terms of the agreement with FGI, FGI may lend up to 85% of accounts receivable and may advance up to 50% of eligible inventory, not to exceed 75% of the net orderly liquidation value of such inventory outstanding at the time any such advance is made.  The total facility amount is $10 million.  The Company projects that it will borrow up to $8.5 million of the FGI facility within the next 12 months.

The Company is in the process of negotiating extended terms with its suppliers to pay old accounts payable and accrued expenses.  The Company is also working with its suppliers to reduce payment terms going forward.

At this time there are no commitments for capital expenditures and if there are any in the upcoming year they will be minimal.

If the Company cannot obtain additional funds, the Company will be forced to reduce its investment in new products and reduce trade show and marketing programs which may materially and negatively impact sales and profit.  A substantial shortfall in performance could negatively impact cash and would also affect the Company’s ability to meet its short term obligations in addition to its long term payment plans.

Net cash flow from operating activities

Net cash provided by operating activities in the first quarter of 2011 was $4,268,621 compared to net cash provided by operating activities in the first quarter of 2010 of $60,883.  The increase in the first quarter of 2011 as compared to the first quarter of 2010 was due to the large reduction in accounts receivable with collections used to pay down our short-term borrowings, which limited our ability to purchase inventory for sale, and the reduction in inventory due to the liquidity issues.

Net cash flow from investing activities

Net cash provided by investing activities in the first quarter of 2011 was $462,838 compared to net cash used in investing activities in the first quarter of 2010 of $136,374.  The increase in the first quarter of 2011 as compared to the first quarter of 2010 was due to the repayment of a related party note receivable.

Net cash flow from financing activities

Net cash used in financing activities in the first quarter of 2011 was $4,729,584 compared to net cash used financing activities in the first quarter of 2010 of $65,415.  The increase in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the repayment of the revolving line of credit and our long-term debt, offset by proceeds from our Debenture offering and our new financing agreement.

Going Concern

We have sustained losses and we expect such losses to continue through 2011.  In addition, the Company had working capital deficiencies of $7,711,043 and $11,874,883, and stockholders’/members’ deficiency of $8,461,927 and $12,713,381 as of February 26, 2011 and November 27, 2010, respectively.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements included in our annual report on Form 8-K/A that raises substantial doubt about our ability to continue as a going concern.  Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are stated at net realizable value.  An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received.  The allowance for doubtful accounts was approximately $25,000 and $111,000 at February 26, 2011 and February 27, 2010, respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out basis) or market.

Deferred Financing Costs

Deferred financing costs are included in other assets and are amortized using the straight-line method over the term of the related debt.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, the asset is written down to its estimated fair value. When assets are removed from operations and held for sale, the impairment loss is estimated as the excess of the carrying value of the assets over their fair value.  No such impairments of long-lived assets were recorded for the three months ended February 26, 2011 and February 27, 2010.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for current assets and current liabilities approximate fair value due to their short-term nature. The carrying amounts reported for long-term debt and debentures approximate fair value because the underlying instruments bear interest rates which approximate current market rates for obligations with similar terms.  On a recurring basis, the derivative liabilities are recorded at fair value based on management’s assumptions, using level 2 inputs.  The amounts reported for loans payable to related entities and former members are reported at carrying value because it was impracticable to determine their fair value.

Derivative Instruments

The Company has outstanding convertible debt instruments that contain derivative features. The Company accounts for these derivatives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)  815, “Accounting for Derivative Instruments and Hedging Activities,” including “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with the provisions of ASC 815, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in gain on derivative instruments, a separate component of other income (expenses).

Revenue Recognition

Revenue is recognized when goods are shipped to customers either from the Company’s warehouse or directly from the Company’s overseas suppliers.  Shipments are made by common carrier.  Standard terms for shipments are freight on board shipping point, at which time the Company has completed all performance obligations to consummate the sale.  Revenue is reported net of reserves for sales returns and allowances.  Sales returns and allowances, which include cooperative advertising costs, are estimated based on specific agreements and/or historical patterns with major accounts.

Income Taxes

The Company applies the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates for the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 26, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The material weakness consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Reference is made to the Company’s Current Report on Form 8-K dated February 8, 2011, as filed with the Commission on February 14, 2011, as amended by Amendment No. 1 to Current Report on Form 8-K/A, as filed with the Commission on April 11, 2011, and the Company’s Current Report on Form 8-K dated March 25, 2011, as filed with the Commission on March 31, 2011, for information regarding unregistered sales of equity securities and use of proceeds by the Company during and subsequent to the quarter ended February 26, 2011.

Purchases of Equity Securities by the Issuer

During the quarter ended February 26, 2011, concurrently with the Share Exchange, we repurchased 9,087,000 shares of our common stock from several of our former controlling stockholders for aggregate consideration of $263,980 and, in connection with the Share Exchange, cancelled those shares, as set forth in the table below:

Issuer Purchases of Equity Securities

Month	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
November 28, 2010 – December 27, 2010	–	–	–	–
December 28, 2010 – January 27, 2011	–	–	–	–
January 28, 2011 – February 26, 2011	9,087,000	$$.029	–	–

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

As discussed above, on April 12, 2011, the Original Purchasers became parties to the New SPA and New Registration Rights Agreement and exchanged the Original Debentures and Original Warrants for new senior secured notes on the same terms as the New Notes and new warrants on the same terms as the New Warrants.  In addition, pursuant to the terms of the New SPA, Original Transaction Documents were terminated and the Company entered into a Collateral Agency Agreement, Security Agreement and Subordination Agreement and its subsidiaries entered into a Guaranty in favor of the Purchasers.  Mr. Glatt also entered into a Pledge Agreement.  The information set forth below is included herewith for the purpose of providing the disclosure required by Form 8-K with respect to such transactions.

Item 1.01	Entry into a Material Definitive Agreement
Item 2.03	Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
Item 3.02	Unregistered Sales of Equity Securities

New Notes and Warrants and Termination of Original Transaction Documents

On April 12, 2010, pursuant to the terms of New SPA, the Original Purchasers (together with the Second Purchasers, the “Purchasers”) became parties to the New SPA and the New Registration Rights Agreement.  In connection with same, the Original Purchasers exchanged the Original Debentures for new secured subordinated notes with the same terms as the New Notes (the “Exchange Notes” and, together with the New Notes, the “Notes”) and in the same principal amount as such Original Purchasers subscribed for pursuant to the Original SPA.  In addition, the Original Purchasers exchanged the Original A Warrants and the Original B Warrants for new warrants on the same terms as the New A Warrants (the “Exchange A Warrants” and together with the New A Warrants, the “A Warrants”) and New B Warrants (the “Exchange B Warrants” and together with the New B Warrants, the “B Warrants”), respectively (collectively, the “Warrants”), exercisable for the same number of shares of common stock as the Original Warrants.  Upon consummation of the foregoing, the Original Debentures and Original Warrants are deemed to be cancelled.  In addition, the Original Transaction Documents have been terminated and are of no further force and effect.  The Company did not receive any funds in connection with the exchange of the Original Debentures and the Original Warrants for the Exchange Notes and Exchange Warrants.

The sale of the Notes and the Warrants (and the underlying shares) were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D (“Regulation D”) promulgated under the Securities Act.  The Company made this determination based on the representations of the purchasers which included, in pertinent part, that such purchasers were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act and upon such further representations from the purchasers that (i) such purchaser is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) the purchaser agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) the purchaser has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (iv) the purchaser had access to all of the Company’s documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which the Company possessed or was able to acquire without unreasonable effort and expense, and (v) the purchaser has no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

The Company now has $2,019,783 in Principal Amount outstanding under the Notes.  In addition, the Company has an aggregate of 1,732,229 A Warrants outstanding and 1,732,229 B Warrants outstanding.

Collateral Security Agreement

On April 12, 2011, pursuant to the terms of the New SPA, the Company, the Purchasers and Worldwide Stock Transfer, LLC (the “Collateral Agent”) entered into a collateral agency agreement (the “Collateral Agency Agreement”) pursuant to which the Purchasers appointed the Collateral Agent to hold, manage and realize upon the collateral pledged as security for the Notes under the Security Agreement described below.

Security Agreement

On April 12, 2011, pursuant to the terms of the New SPA, the Company and its subsidiaries entered into a security agreement with the Collateral Agent, as agent for the Purchasers (the “Security Agreement”), granting the Collateral Agent, on behalf of the Purchasers, a second lien security interest in the Company’s and its subsidiaries’ assets as collateral for their obligations under the New SPA, the Notes and other transaction documents.

Guaranty

On April 12, 2011, pursuant to the terms of the New SPA, Magla International, LLC and Magla Worldwide, Ltd., the Company’s wholly owned subsidiaries, entered into a guaranty (the “Guaranty”) in favor of the Collateral Agent, as agent for the Purchasers, pursuant to which the Company’s subsidiaries guaranteed the obligations of the Company under the New SPA, the Notes and other transaction documents.

Pledge Agreement

On April 12, 2011, pursuant to the terms of the New SPA, Jordan Glatt, the Company’s President and Chief Executive Officer and principal stockholder, entered into a pledge agreement (the “Pledge Agreement”) in favor of the Collateral Agent, as agent for the Purchasers, pursuant to which Mr. Glatt pledged a first priority security interest in all of the shares of common stock owned by Mr. Glatt as security for the prompt payment in full when due and performance of all obligations in connection with the New SPA, Notes and the other transaction documents.

Subordination Agreement

On April 12, 2011, the Company, the Original Purchasers, the Second Purchasers, the Collateral Agent and FGI entered into a Subordination Agreement pursuant to which the payment of any and all indebtedness, liabilities of the Company and its subsidiaries in favor of the Original Purchasers and Second Purchasers under the terms of the new Notes and Exchange Notes (collectively, the “Notes”) is subordinated to the Company’s obligations to FGI under the Sale of Accounts and Security Agreement (the “Senior Obligations”).  The Company is not permitted to make any payments of any kind on the Notes unless and until the Senior Obligations are indefeasibly paid and satisfied in full.  Notwithstanding the foregoing, the Company may make payments of regularly scheduled interest due on the Notes for the first nine (9) months of the term of the Notes may pay regularly scheduled interest and principal due after the ninth (9th) month of the term of the Notes so long as at the time of such payments (and after giving effect to such proposed payments) the Company has at least $200,000 in unrestricted cash on deposit and has maintained earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $500,000 for the trailing three (3) months.

The foregoing descriptions of the terms of the New SPA, Exchange Notes, Exchange A Warrants, Exchange B Warrants, New Registration Rights Agreement, Collateral Agency Agreement, Security Agreement, Guaranty, Pledge Agreement and Subordination Agreement are qualified in their entirety by reference to the provisions of exhibits filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9 and 10.10 to this report, respectively, which are incorporated by reference herein.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Securities Purchase Agreement dated as of March 25, 2011 by and among the Company and the Purchasers
10.2
Form of Senior Subordinated Secured Convertible Note [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 31, 2011 (the “March 25 8-K”)]

10.3	Form of A Warrant [incorporated by reference to Exhibit 10.3 to the March 25 8-K]
10.4	Form of B Warrant [incorporated by reference to Exhibit 10.3 to the March 25 8-K]
10.5	Registration Rights Agreement dated as of March 25, 2011 by and among the Company and the Purchasers
10.6	Collateral Security Agreement dated as of April 12, 2011 by and among the Company, the Purchasers and Worldwide Stock Transfer, LLC
10.7	Security Agreement dated as of April 12, 2011 by and among the Company and Worldwide Stock Transfer, LLC
10.8	Guaranty dated as of April 12, 2011 by and among Magla International, LLC, Magla Worldwide, Ltd. and Worldwide Stock Transfer, LLC
10.9	Pledge Agreement dated as of April 12, 2011 by and among Jordan Glatt and Worldwide Stock Transfer, LLC
10.10	Subordination Agreement dated as of April 12, 2011
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADS IN MOTION, INC.

Dated: April 15, 2011	By:	/s/ Jordan Glatt
Jordan Glatt
President and Chief Executive Officer (Principal Executive Officer)

Dated: April 15, 2011	By:	/s/ Alison Carpinello
Alison Carpinello
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)